Form 10QSB
period 2007-08-31
RIVER EXPLORATION, INC.
filed 2007-10-15
CIK 1407343

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                 For the quarterly period ended: August 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


      For the transition period from ________________ to __________________


                        Commission File Number 333-145979


                             RIVER EXPLORATION, INC.
           ___________________________________________________________
           (Exact name of business issuer as specified in its charter)


            Nevada                                               20-5886006
_______________________________                              ___________________
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)


                             112 North Curry Street
                           Carson City, Nevada, 89703
                    ________________________________________
                    (Address of principal executive offices)


                                 (775) 321-8267
                           __________________________
                           (Issuers telephone number)


Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X]  No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

                                 Yes [X]  No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 31, 2007, the registrant had 9,500,000 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one).

                                 Yes [ ]  No [X]

                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements - Unaudited

Interim Balance Sheets as of August 31, 2007 and November 30, 2006           4

Interim Statements of Operations for the three months ended
August 31, 2007; the nine months ended August 31, 2007 and the
period from inception (November 1, 2006) to August 31, 2007                  5

Interim Statement of Stockholders Equity (Deficit) cumulative from
inception (November 1, 2006) to August 31, 2007                              6

Interim Statements of Cash Flows for the three months ended
August 31, 2007; the nine months ended August 31, 2007 and the
period from inception (November 1, 2006) to August 31, 2007                  7

Notes to Interim Financial Statements August 31, 2007                        8

Item 2. Management's Discussion and Analysis and Plan of Operation          13

Item 3. Controls and Procedures                                             14

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                   15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds         15

Item 3. Defaults Upon Senior Securities                                     15

Item 4. Submission of Matters to a Vote of Security Holders                 15

Item 5. Other Information                                                   16

Item 6. Exhibits                                                            16

                             RIVER EXPLORATION, INC.
                         (AN EXPLORATION STAGE COMPANY)

                          INTERIM FINANCIAL STATEMENTS

                                 AUGUST 31, 2007


                       (UNAUDITED- PREPARED BY MANAGEMENT)












INTERIM BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

INTERIM STATEMENT OF STOCKHOLDER'S EQUITY

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO THE INTERIM FINANCIAL STATEMENTS


                             RIVER EXPLORATION, INC.
                         (AN EXPLORATION STAGE COMPANY)

                             INTERIM BALANCE SHEETS
                                 AUGUST 31, 2007
                 (WITH COMPARATIVE FIGURES AT NOVEMBER 30, 2006)

                       (UNAUDITED- PREPARED BY MANAGEMENT)


                                                     August 31, 2007       November 30, 2006
                                                                               (Audited)
____________________________________________________________________________________________

ASSETS

CURRENT ASSETS
   Cash                                                 $  2,680               $      -
   Prepaid expense                                         2,500                      -
____________________________________________________________________________________________
     TOTAL ASSETS                                       $  5,180               $      -
============================================================================================

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable and accrued liabilities             $ 13,310               $      -
   Due to related party (Note 5)                             302                  1,413
____________________________________________________________________________________________
                                                          13,612                  1,413
____________________________________________________________________________________________

STOCKHOLDER'S EQUITY (DEFICIT )
   Capital stock (Note 4)
   Authorized 75,000,000 shares of common stock,
   $0.001 par value,
   Issued and outstanding 9,500,000 shares of
   common stock (Note 4)                                   9,500                  9,500
   Additional paid-in capital                                  -                      -
   Share subscription receivable                                                 (9,500)

   Deficit accumulated during the exploration
   stage                                                 (17,932)                (1,413)
____________________________________________________________________________________________
   Total stockholder's deficit                            (8,432)                     -
____________________________________________________________________________________________
     TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY         $  5,180               $      -
============================================================================================

Going Concern (Note 1)
Commitments (Note 3)


______________________
Director


    The accompanying notes are an integral part of these financial statements



                             RIVER EXPLORATION, INC.
                         (AN EXPLORATION STAGE COMPANY)

                        INTERIM STATEMENTS OF OPERATIONS
                    FOR THE NINE MONTHS ENDED AUGUST 31, 2007
                       (UNAUDITED- PREPARED BY MANAGEMENT)

                                                                                             Cumulative
                                                                                             results of
                                                                                           operations from
                                                                                          November 1, 2006
                                                     Three months        Nine months          (date of
                                                         ended              Ended          inception) to
                                                    August 31, 2007    August 31, 2007    August 31, 2007
__________________________________________________________________________________________________________

EXPENSES

Office and general                                    $       (26)       $      (328)        $  (1,741)
Natural resource property expenses (Note 3)                     -             (2,880)           (2,880)
Professional fees                                          (4,302)           (13,311)          (13,311)
__________________________________________________________________________________________________________
NET LOSS                                              $    (4,328)       $   (16,519)        $ (17,932)
==========================================================================================================


BASIC AND DILUTED NET LOSS PER COMMON SHARE           $     (0.00)       $     (0.00)
======================================================================================

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED
COMMON SHARES OUTSTANDING                               9,500,000          9,500,000
======================================================================================


    The accompanying notes are an integral part of these financial statements



                             RIVER EXPLORATION, INC.
                         (AN EXPLORATION STAGE COMPANY)

               INTERIM STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
          CUMULATIVE FROM INCEPTION NOVEMBER 1, 2006 TO AUGUST 31, 2007

                       (UNAUDITED- PREPARED BY MANAGEMENT)

                                                                                                             Deficit
                                                      (Note 4)                                             Accumulated
                                                    Common Stock             Additional       Share        During the
                                             ___________________________      Paid-in      Subscription    Exploration
                                             Number of shares     Amount      Capital       Receivable        Stage        Total
====================================================================================================================================

Common stock issued for cash at
$0.001 per share
   - November 16, 2006                          9,500,000         $9,500        $  -         $      -       $      -       $  9,500

   - Share Subscription receivable                      -              -           -           (9,500)             -         (9,500)

Net Loss for the period ended
November 30, 2006                                       -              -           -                -         (1,413)        (1,413)
____________________________________________________________________________________________________________________________________

Balance, November 30, 2006                      9,500,000          9,500           -           (9,500)        (1,413)        (1,413)
____________________________________________________________________________________________________________________________________

Share Subscription Received                             -              -           -            9,500              -          9,500
____________________________________________________________________________________________________________________________________

Net loss for period ended August 31, 2007               -              -           -                -        (16,519)       (16,519)
____________________________________________________________________________________________________________________________________

Balance, August 31, 2007                        9,500,000         $9,500        $  -         $      -       $(17,932)      $ (8,432)
====================================================================================================================================


    The accompanying notes are an integral part of these financial statements



                             RIVER EXPLORATION, INC.
                         (AN EXPLORATION STAGE COMPANY)

                        INTERIM STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED AUGUST 31, 2007
                       (UNAUDITED- PREPARED BY MANAGEMENT)

                                                                                             Cumulative
                                                                                             results of
                                                                                           operations from
                                                                                          November 1, 2006
                                                     Three months        Nine months          (date of
                                                         ended              Ended          inception) to
                                                    August 31, 2007    August 31, 2007    August 31, 2007
__________________________________________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the period                             $  (4,328)         $ (16,519)         $ (17,932)
   Adjustments to reconcile net loss to net cash
      used in operating activities
      - natural resource property costs                        -                  -              2,880
      - accounts payable and accrued liabilities           4,301             13,310             13,310
      - prepaid expense                                   (1,000)            (2,500)            (2,500)
      - shareholder loan                                       -             (1,111)               302
__________________________________________________________________________________________________________
NET CASH PROVIDED IN OPERATING
ACTIVITIES                                                (1,027)            (6,820)            (3,940)
__________________________________________________________________________________________________________
CASH FLOW FROM INVESTING ACTIVITY

Acquisition of natural resource property                       -                  -             (2,880)
__________________________________________________________________________________________________________
CASH FLOWS FROM FINANCING ACTIVITY

Proceeds from issuance of common stock                         -                  -              9,500
Share subscription received                                    -              9,500                  -
__________________________________________________________________________________________________________
NET CASH PROVIDED BY FINANCING
  ACTIVITY                                                     -                  -              9,500
__________________________________________________________________________________________________________
NET INCREASE (DECREASE) IN CASH                           (1,027)             2,680              2,680


CASH, BEGINNING OF PERIOD                                  3,707                  -                  -
__________________________________________________________________________________________________________
CASH, END OF PERIOD                                    $   2,680          $   2,680          $   2,680
==========================================================================================================

Supplemental cash flow information (Note 8):
Cash paid for:

Interest                                               $      -           $       -          $       -
==========================================================================================================
Income taxes                                           $       -          $       -          $       -
==========================================================================================================


    The accompanying notes are an integral part of these financial statements


                             RIVER EXPLORATION, INC.
                         (AN EXPLORATION STAGE COMPANY)

                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                      FOR THE PERIOD ENDED AUGUST 31, 2007
                      (UNAUDITED - PREPARED BY MANAGEMENT)

________________________________________________________________________________

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
________________________________________________________________________________

River Exploration, Inc. (the "Company") is a private company incorporated on November 1, 2006 under the laws of the State of Nevada and extra-provincially registered under the laws of the Province of British Columbia on January 11, 2007. The Company is in the initial exploration stage and was organized to engage in the business of natural resource exploration in the Province of British Columbia.

GOING CONCERN

These financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and liabilities in the normal course of business. The Company commenced operations on November 1, 2006 and has not realized revenues since inception. The Company has a deficit accumulated to the period ended August 31, 2007 in the amount of $17,932. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company is funding its initial operations by way of Founders shares. As of August 31, 2007 the Company had issued 9,500,000 founders shares at $0.001 per share for net proceeds of $9,500 to the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
________________________________________________________________________________

ORGANIZATION

The Company was incorporated on November 1, 2006 in the State of Nevada. The fiscal year end of the Company is November 30.

BASIS OF PRESENTATION

These financial statements are presented in United States dollars and have been prepared in accordance with US generally accepted accounting principles.

NATURAL RESOURCE PROPERTIES

The Company is in the exploration stage and has not yet realized any revenue from its planned operations. It is primarily engaged in the acquisition, exploration, and development of natural resource properties. Natural resource property acquisition and exploration costs are expensed as incurred. When it has been determined that a natural resource property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be depreciated using the units-of-production method over the estimated life of the probable reserve.

SEGMENTED REPORTING

SFAS Number 131, "Disclosure About Segments of an Enterprise and Related Information", changed the way public companies report information about segments of their business in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services the entity provides, the material countries in which it holds assets and reports revenues and its major customers.

For the period ended August 31, 2007, all operations took place in British Columbia, Canada.

                             RIVER EXPLORATION, INC.
                         (AN EXPLORATION STAGE COMPANY)

                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 AUGUST 31, 2007
                       (UNAUDITED- PREPARED BY MANAGEMENT)
________________________________________________________________________________

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

COMPREHENSIVE LOSS

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2006, and August 31, 2007 the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

USE OF ESTIMATES AND ASSUMPTIONS

Preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Accordingly, actual results could differ from those estimates.

FINANCIAL INSTRUMENTS

All significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practical the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

LOSS PER COMMON SHARE

Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of the Company. Because the Company does not have any potential dilutive securities, the accompanying presentation is only on the basic loss per share.

INCOME TAXES

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances and tax loss carry-forwards. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

                             RIVER EXPLORATION, INC.
                         (AN EXPLORATION STAGE COMPANY)

                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 AUGUST 31, 2007
                       (UNAUDITED- PREPARED BY MANAGEMENT)
________________________________________________________________________________

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation issued to employees based on SFAS No. 123R "Share Based Payment". SFAS No. 123R is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans".

SFAS 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

As at August 31, 2007 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements " ("SFAS No. 157"). SFAS 155 establishes framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007 and interim periods with those fiscal years.

The Financial Accounting Standards Board has issued SFAS No. 155 "ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140" and No. 156 "ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS - AN AMENDMENT OF FASB STATEMENT NO. 140", but they will not have a material effect in the Company's results of operations or financial position.

The adoption of these new pronouncements is not expected to have a material effect on the Company's financial position or results of operations.

                             RIVER EXPLORATION, INC.
                         (AN EXPLORATION STAGE COMPANY)

                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 AUGUST 31, 2007
                       (UNAUDITED- PREPARED BY MANAGEMENT)
________________________________________________________________________________

NOTE 3 - NATURAL RESOURCE PROPERTIES AND RELATED EXPLORATION EXPENSES
________________________________________________________________________________

On December 31, 2006 the Company entered into an option agreement with its President to purchase 100% undivided interest in two mining claims located in the Invermere area, British Columbia, Canada.

The Company, according to the option agreement, must complete exploration expenditure of $12,500 on or before March 31, 2008. A further $45,000 of completed exploration expenditures on or before March 31, 2009 for an aggregate minimum exploration expenses of $57,500. As of August 31, 2007 the Company has expended $2,880 and has to expend $9,620 prior to March 31, 2008.

Upon exercise of the option the Company agrees to pay the President, commencing July 1, 2009, the sum of $35,000 per annum for as long as the Company holds any interest in the Claims.

NOTE 4 - STOCKHOLDER'S EQUITY
________________________________________________________________________________

The Company's capitalization is 75,000,000 common shares with a par value of $0.001 per share.

On November 16, 2006, the Company issued 9,500,000 common shares at $0.001 per share to the sole director and President of the Company for cash proceeds of $9,500 of which $9,500 remained as share subscription at November 30, 2006 and was subsequently received.

NOTE 5 - RELATED PARTY TRANSACTIONS
________________________________________________________________________________

River Exploration, Inc. owes the sole director and President of the Company $302. There are no definite repayment terms, no security or accruing interest. Fair value cannot be determined.

On November 16, 2006 the Company issued 9,500,000 shares of common stock at $0.001 per share to its sole director and President of the Company for cash proceeds of $9,500.

NOTE 6 - INCOME TAXES
________________________________________________________________________________

The Company has adopted FASB No. 109 for reporting purposes. As of August 31, 2007 the Company had net operating loss carry forwards of approximately $17,932 that may be available to reduce future years' taxable income and will expire beginning in 2026. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carryforwards.

                             RIVER EXPLORATION, INC.
                         (AN EXPLORATION STAGE COMPANY)

                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 AUGUST 31, 2007
                       (UNAUDITED- PREPARED BY MANAGEMENT)
________________________________________________________________________________

NOTE 7 - FINANCIAL INSTRUMENTS
________________________________________________________________________________

At August 31, 2007 the Company had the following financial liabilities in Canadian dollars:


                        US equivalent       Canadian Dollars

Accrued liabilities        $13,311              $14,180

At August 31, 2007 the US dollar amounts were converted at a rate of $1.07 Canadian dollar to $1.00 US dollar.


NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION
________________________________________________________________________________

                                      August 31, 2007     November 30, 2006

Non-Cash financing activities:
   Item effecting share capital:
   Share capital issued for share
      subscription receivable              $  -                $ 9,500
   Share subscription receivable              -                 (9,500)
________________________________________________________________________________
                                           $  -                $     -
================================================================================

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

River Exploration, Inc. ("River Exploration" the "Company," "we," "us" ) is an exploration stage company, incorporated on November 1, 2006, in the State of Nevada, to engage in the business of natural resource exploration in the province of British Columbia.

The Company did not generate any revenue during the quarter ended August 31, 2007.

Total expenses for the quarter ending August 31, 2007 were $4,328 resulting in an operating loss for the fiscal quarter of $4,328. The operating loss for the period is a result of professional, office and general expenses.

Accounts payable for the quarter ended August 31, 2007 are $13,310.

As of August 31, 2007 the Director of the Company has advanced $302 to maintain the company's operations. This amount is unsecured, non-interest bearing and without specific terms of repayment.

As at the quarter ended August 31, 2007 the Company had $2,680 of cash.

On August 11, 2007 the Company filed a registration form SB-2 with the SEC. The form SB-2 was deemed effective as of October 9, 2007 at 3:00PM Eastern Time.

PLAN OF OPERATION

We anticipate that our current cash and cash equivalents and cash generated from operations will not be sufficient to satisfy our liquidity requirements for the next 12 months. We expect to incur exploration and administrative expenses as well as professional fees and other expenses associated with maintaining our SEC filings. We will require additional funds during such time and will seek to raise additional capital based on our recently effective prospectus. If we are unable to obtain this additional financing, we may be required to reduce the scope of our business plan, which could harm our business, financial condition and operating results. Additional funding may not be available on favorable terms, if at all.

Over the next 12 months we will raise the necessary capital through the sale of our common stock to begin our staged exploration activities on our mineral titles to determine if there are economically feasible mineral reserves situated thereon.

The first stage of our exploration operations is to (i) perform a legal survey to relocate the exact boundaries of the nine reverted crown, (ii) geologically map and rock sample the unmapped portion of the property, (iii) locate the Delos showing and map and sample the surrounding area, (iv) to check the 1988 gold soil anomalies from 6+00N and 7+00N (see the 1988 survey "Geological and Geochemical Report on the Pretty Girl Claim Group"). The next stage is to (i) construct a road from the Law Creek road to the Pretty Girl showing, (ii) trench the Pretty Girl showing using a backhoe or bulldozer to locate the mineralized horizon along strike, (iii) perform approximately 1,500 feet of diamond drilling on the Pretty Girl showing to test the surface mineralization at depth, (iv) hand trench and blast the showing to expose the adit and test for mineralization along strike and (v) hand trench and blast the Delos showing if indicated.

The third stage consists of further diamond drilling to delineate grade and tonnage and is contingent upon favorable results from the first two stages or our exploration activity. We anticipate our exploration expenditures for consulting services, core drilling and sample analysis to be $63,800. We also expect to spend an additional $5,000 on administration and office expenses.

We do not anticipate purchase or sale any plant or equipment.

We do not anticipate hiring any employees.

OFF BALANCE SHEET ARRANGEMENTS

As of the date of this quarterly report, the current funds available to the Company will not be sufficient to continue operations. The cost to establish the Company and begin operations has been estimated at $68,800 over the next twelve months and the cost of maintaining its reporting status is estimated to be $11,200 over the same period. Our officer and director, Mr. Aird has undertaken to provide the Company with initial operating and loan capital to sustain our business over the next twelve month period, as the expenses are incurred, in the form of a non-secured loan. However, there is no contract in place or written agreement securing this agreement. Management believes if the Company cannot raise sufficient revenues or maintain our reporting status with the SEC we will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

The Company also has an Option Agreement in place with its sole officer and director, Andrew Aird, whereby Mr. Aird gives and grants to the company the sole and exclusive right and option to acquire an undivided 100% of the right, title and interest of Mr. Aird in and to the Claims, subject to consideration of the following:

     (a) The Company, or its permitted assigns, incurring exploration expenditures on the Claims of a minimum of $12,500 on or before March 31, 2008; and
     (b) The Company, or its permitted assigns, incurring exploration expenditures on the Claims of a further $45,000 (for aggregate minimum exploration expenses of $57,500) on or before March 31, 2009; and
     (c) Upon exercise of the Option, River Exploration agrees to pay Vendor, commencing July 1, 2009, the sum of $35,000 per annum for so long as River Exploration, or its permitted assigns, holds any interest in the Claims.

The company is dependent upon the sale of its common shares to obtain the funding for the required amount of exploration for the company to exercise the option to acquire the rights to the claims from the current officer and director, Mr. Aird. Currently there is no written agreement in place with Mr. Aird for the renegotiation or extension of time to fulfill the requirements. However, Mr. Aird, who is an officer and director of the company, has expressed he would consider renegotiating the current option agreement in the future if it were in the best interest of the company. Investors should be aware that Mr. Aird's expression is neither a contract nor agreement between him and the company.

There are no other off-balance sheet arrangements currently contemplated by management or in place that are reasonably likely to have future effect on the business, financial condition, revenue, or expenses and/or result of operations.

Other than the above described situations the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 3. CONTROLS AND PROCEDURES

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, the Company's Chief Executive Officer and Treasurer have identified that the lack of segregation of accounting duties as a result of limited personnel resources is a material weakness of its financial procedures. Other than for this exception, the Company's Chief Executive Officer and treasurer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the Company and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

31.1 Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2 Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1 Section 1350 Certification of Chief Executive Officer

32.2 Section 1350 Certification of Chief Financial Officer **

*     Included in Exhibit 31.1
**    Included in Exhibit 32.1

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        RIVER EXPLORATION, INC.


                        By: /s/ ANDREW AIRD
                            ____________________________________________________
                                Andrew Aird
                                President, Secretary Treasurer, Principal
                                Executive Officer, Principal Financial Officer and sole Director

Dated:  October 15, 2007