Form 10KSB
period 2007-11-30
RIVER EXPLORATION, INC.
filed 2008-02-21
CIK 1407343

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ______________________

                                   FORM 10-KSB


(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended November 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the transition period from ____________ to ________________


                       Commission File Number: 333-145979


                             RIVER EXPLORATION, INC.
                 ______________________________________________
                 (Name of small business issuer in its charter)


              NEVADA                                             20-5886006
__________________________________                           ___________________
(State of or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                             Identification No.)


         112 NORTH CURRIE STREET
             CARSON CITY, NV                                            89703
________________________________________                              __________
(Address of principal executive offices)                              (Zip Code)


Issuers telephone number: (775) 321-8267

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock
                                                             (Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ___

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES X NO

Issuer's revenues for most recent fiscal year -- Nil

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent sale of the Company's common shares was $11,200 on November 5, 2007.

Indicate the number of shares outstanding of each of the issuer's classes of common shares at the latest practicable date. As of November 30, 2007 the registrant had 10,060,000 shares of common stock, $0.001 par value, issued and outstanding. The Company has no other class of shares.

                                TABLE OF CONTENTS
                                                                            Page

PART I
Item 1.   Description of Business                                             3
Item 2.   Description of Property                                             4
Item 3.   Legal Proceedings                                                   4
Item 4.   Submission of Matters to a Vote of Security Holders                 4

PART II
Item 5.   Market for the Registrant's Common Equity and Related
          Shareholder Matters                                                 4
Item 6.   Management's Discussion and Analysis or Plan of Operation           4
Item 7.   Financial Statements                                                6
               Report of Independent Registered Public Accounting Firm        8
               Balance Sheets                                                 9
               Statements of Operations                                      10
               Statements of Stockholders' Equity (Deficit)                  11
               Statements of Cash Flows                                      12
               Notes to the Financial Statements                             13
Item 8.   Changes In and Disagreements With Accountants on
          Accounting and Financial Disclosures                               18
Item 8A.  Controls and Procedures                                            18
Item 8B.  Other information                                                  19

PART III
Item 9.   Directors, Executive Officers, Promoters and Control Persons       19
Item 10.  Executive Compensation                                             20
Item 11.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters                         20
Item 12.  Certain Relationships and Related Transactions                     20
Item 13.  Exhibits                                                           21
Item 14.  Principal Accountant Fees and Services                             21

Signatures                                                                   21

Please note that throughout this Annual Report, and unless otherwise noted, the words "we", "our", "us", the "Company" or "River Exploration" refer to River Exploration, Inc.

                                     PART I

ITEM 1.   DESCRIPTION OF THE BUSINESS.

Business Development

River Exploration, Inc. is an exploration stage company, incorporated on November 1, 2006 in the State of Nevada, to engage in the business of natural resource exploration in the province of British Columbia.

Since inception we have not been involved in any bankruptcy, receivership or similar proceeding nor have we been engaged in any material reclassification, merger, consolidation or purchase or sale of any of our assets not in the ordinary course of business.

Business of Issuer

We plan to explore and potentially develop two mineral claims in the Pretty Girl mineral claim group in southeast British Columbia, Canada. The Pretty Girl group consists of five contiguous claims and nine reverted crown grants (totaling 88 units) in the Golden Mining Division situated 18 kilometers west of Invermere, B.C. The company has optioned the mineral title to the Pretty Girl, New Chum, Venus, Beauty, Old Chum, Minnie Ha Ha Fr., Delos, Calamity Jane, Trojan, Horse, Ass and Burro claims (totaling 53 units) registered collectively as the Pretty Girl 3 and Pretty Girl 4 claims. The company plans to explore these claims for mineralized deposits of zinc, copper, silver and gold and develop potential precious metal reserves. The company's claims are mining leases issued pursuant to the British Columbia Mineral Act. The lessee has exclusive rights to mine and recover all of the minerals contained within the surface boundaries of the lease continued vertically downward.

On December 31, 2006, River Exploration entered into an Option Agreement with its sole officer and director, Andrew Aird whereby Mr. Aird gives and grants to the company the sole and exclusive right and option to acquire an undivided 100% of the right, title and interest of Mr. Aird in and to the claims. This Agreement is subject to consideration of the following: (a) The company, or its permitted assigns, incurring exploration expenditures on the claims of a minimum of $12,500 on or before March 31, 2008; (b) The company, or its permitted assigns, incurring exploration expenditures on the claims of a further $45,000 (for aggregate minimum exploration expenses of $57,500) on or before March 31, 2009; and (c) Upon exercise of the Option, River Exploration agrees to pay Mr. Aird, commencing July 1, 2009, the sum off $35,000 per annum for so long as River Exploration, or its permitted assigns, holds any interest in the claims.

To date we have not performed any work on the claim nor have we spent any money on exploration and development activities. The Company has made a payment of $2,880 to the Province of British Columbia instead of exploration and development to preserve the title to the property claim. We are presently in the pre-exploration stage and we cannot guarantee that a commercially viable mineral deposit, or reserve, exists in the property until our exploration is initiated and a comprehensive evaluation establishes the economic and legal feasibility of developing the reserves. There are no native land claims that affect title to the property. We have no plans to try and interest other companies in the property if mineralization is found. If mineralization is found, we will try to develop the property ourselves.

River Exploration is has no employees other than its sole officer and director, Andrew Aird, who is the President and Chairman of the company. Mr. Aird is employed elsewhere and has the flexibility to work on River Exploration up to 10 hours per week. We utilize the services of consultants as necessary to perform various professional services for the Company.

Reports to security holders

River Exploration, Inc. files annual, quarterly, current reports, proxy statements and other information statements with the Securities and Exchange Commission (the "Commission"). You may read and copy any materials referred to in this Annual Report at the Commission's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filing by going to the Commission's website at http://www.sec.gov.

ITEM 2.   DESCRIPTION OF THE PROPERTY.

Our principle address is Suite 112 North Currie Street, Carson City, Nevada, 89703. We rent shared office space. This property arrangement satisfies the current needs of the Company and will be adequate up to the point that we initiate operations.

ITEM 3.   LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceedings and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the Company and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There have been no matters submitted to the security holders for a vote.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
          MATTERS.

The Company's common shares are not currently listed on any exchange nor are its common shares quoted on any public medium.

As of November 30, 2007, we had thirty-two (32) active shareholders of record. The Company has not declared or paid any cash dividends and has no outstanding options.

ITEM 6.   MANAGEMENT DISCUSSION, FINANCIAL CONDITION OR PLAN OF OPERATION.

Plan of Operation

Statements made in this Form 10-KSB that are not historical or current facts are "forward-looking statements" that involve risks and uncertainties. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue" or the negative thereof. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

The Company has not yet generated any revenue from its operations. As of the fiscal year ended November 30, 2007 we had $2,251 of cash on hand. We incurred operating expenses in the amount of $24,090 for the year ended November 30, 2007. These operating expenses were comprised of professional fees of $18,958, natural resource property expenses of $2,880 and office and general expenses of $2,252.

Our current cash holdings are insufficient to satisfy our liquidity requirements and we are dependent on obtaining additional financing to pursue our planned exploration activities. For these reasons our auditors stated in their report on our audited financial statements that they have substantial doubt we will be able to continue as a going concern. We have registered 4,000,000 or our common stock for sale to the public. Our registration statement became effective on October 5, 2007 and we are in the process of seeking equity financing to fund our operations over the next 12 months. As of November 30, 2007 we have raised $10,200 from the sales of our common stock.

Our operations over this period is to (i) perform a legal survey to relocate the exact boundaries of the nine reverted crown grants, (ii) geologically map and rock sample the unmapped portion of the property, (iii) locate the Delos showing and map and sample the surrounding area, (iv) check the 1988 gold soil anomalies from 6+00N and 7+00N (see the 1988 survey "Geological and Geochemical Report on the Pretty Girl Claim Group"), (v) construct a road from the Law Creek road to the Pretty Girl showing, (vi) trench the Pretty Girl showing using a backhoe or bulldozer to locate the mineralized horizon along strike, (vii) perform approximately 1,500 feet of diamond drilling on the Pretty Girl showing to test the surface mineralization at depth, (viii) hand trench and blast the showing to expose the adit and test for mineralization along strike and (ix) hand trench and blast the Delos showing if indicated.

If we obtain favorable results from these activities, we intend to undertake further diamond drilling to delineate grade and tonnage.

If we are unable to complete any phase of our exploration plan because we don't have enough money, we will cease our exploration activities until we raise money.

Management does not plan to hire employees at this time. The Company does not expect the purchase or sale of any significant equipment and has no current material commitments, nor have we generated any revenue since inception.

We have no current plans, preliminary or otherwise, to merge with any other entity.

Off Balance Sheet Arrangement

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

The Company has an Option Agreement in place with its sole officer and director, Andrew Aird, whereby Mr. Aird gives and grants to the company the sole and exclusive right and option to acquire an undivided 100% of the right, title and interest of Mr. Aird in and to the Claims, subject to consideration of the following:

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

The company is dependent upon the sale of its common shares to obtain the funding for the required amount of exploration for the company to exercise the option to acquire the rights to the claims from the current officer and director, Mr. Aird. Currently there is no written agreement in place with Mr. Aird for the renegotiation or extension of time to fulfill the requirements. However, Mr. Aird, who is an officer and director of the company, has expressed he would consider renegotiating the current option agreement in the future if it were in the best interest of the company. Mr. Aird has also undertaken to provide the Company with operating capital to sustain our business over the next twelve month period, as the expenses are incurred, in the form of a non-secured loan. However, there is no contract in place or written agreement securing these agreements. Investors should be aware that Mr. Aird's expression is neither a contract nor agreement between him and the company.

There are no other off-balance sheet arrangements currently contemplated by management or in place that are reasonably likely to have future effect on the business, financial condition, revenue, or expenses and/or result of operations.

ITEM 7.   FINANCIAL STATEMENTS.

                             RIVER EXPLORATION, INC.
                         (AN EXPLORATION STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                NOVEMBER 30, 2007


                                    (AUDITED)











REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE SHAREHOLDERS OF
RIVER EXPLORATION, INC.
(an Exploration Stage Enterprise)
Vancouver, BC, Canada



We have audited the balance sheets of River Exploration, Inc. (an Exploration Stage Enterprise) as at November 30, 2007 and 2006 and the statements of operations and deficit, stockholders' equity, and cash flows for the periods then ended and the period from incorporation on November 1, 2006 to November 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatements. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at November 30, 2007 and 2006 and the results of its operations and its cash flows for the periods then ended and the period from incorporation on November 1, 2006 to November 30, 2007 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to financial statements, the Company is in the exploration stage, and has no permanently established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





VANCOUVER, CANADA                                              "MACKAY LLP"
JANUARY 8, 2008                                            CHARTERED ACCOUNTANTS


                             RIVER EXPLORATION, INC.
                         (AN EXPLORATION STAGE COMPANY)

                                 BALANCE SHEETS
                                NOVEMBER 30, 2007
                 (WITH COMPARATIVE FIGURES AT NOVEMBER 30, 2006)

                                    (AUDITED)

                                                                        November 30, 2007     November 30, 2006
_______________________________________________________________________________________________________________

ASSETS

CURRENT ASSETS
   Cash                                                                     $   2,251             $      -
_______________________________________________________________________________________________________________
TOTAL ASSETS                                                                $   2,251             $      -
===============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                 $   6,752             $      -
   Due to related party (Note 5)                                                  302                1,413
_______________________________________________________________________________________________________________
                                                                                7,054                1,413
_______________________________________________________________________________________________________________

STOCKHOLDERS' EQUITY (DEFICIT )
   Capital stock (Note 4)
     Authorized
      75,000,000 shares of common stock, $0.001 par value,
     Issued and outstanding
      10,060,000 (2006 - 9,500,000) shares of common stock (Note 4)            10,060                9,500

   Additional paid-in capital                                                  10,640                    -
   Share subscription receivable                                                    -               (9,500)
   Deficit accumulated during the exploration stage                           (25,503)              (1,413)
_______________________________________________________________________________________________________________
     Total stockholders' deficit                                               (4,803)              (1,413)
_______________________________________________________________________________________________________________
     Total Liabilities and Stockholders' Equity (Deficit)                   $   2,251             $      -
===============================================================================================================


Going Concern (Note 1)
Commitments (Note 3)



______________________
Director

    The accompanying notes are an integral part of these financial statements



                             RIVER EXPLORATION, INC.
                         (AN EXPLORATION STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED NOVEMBER 30, 2007
    (WITH COMPARATIVE FIGURES FOR THE 1 MONTH PERIOD ENDED NOVEMBER 30, 2006)
                                    (AUDITED)

                                                                                             Cumulative
                                                                                             results of
                                                                         Period from      operations from
                                                                      November 1, 2006    November 1, 2006
                                                                          (date of            (date of
                                                      Year ended       inception ) to      inception) to
                                                   November 30, 2007  November 30, 2006  November 30, 2007
____________________________________________________________________________________________________________

EXPENSES

Office and general                                    $    (2,252)       $    (1,413)        $  (3,665)
Natural resource property expenses (Note 3)                (2,880)                 -            (2,880)
Professional fees                                         (18,958)                 -           (18,958)
____________________________________________________________________________________________________________
NET LOSS AND COMPREHENSIVE LOSS                       $   (24,090)       $    (1,413)        $ (25,503)
============================================================================================================


BASIC AND DILUTED NET LOSS PER COMMON SHARE           $    ( 0.00 )      $     (0.00)
====================================================================================

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED
COMMON SHARES OUTSTANDING                               9,557,233          9,500,000
====================================================================================


    The accompanying notes are an integral part of these financial statements



                             RIVER EXPLORATION, INC.
                         (AN EXPLORATION STAGE COMPANY)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
         CUMULATIVE FROM INCEPTION NOVEMBER 1, 2006 TO NOVEMBER 30, 2007
                                    (AUDITED)

                                                   (Note 4)                                              Deficit
                                                 Common Stock                                          Accumulated
                                            ______________________     Additional        Share         During the
                                            Number of                   Paid-in       Subscription     Exploration
                                              shares       Amount       Capital        Receivable         Stage          Total
_______________________________________________________________________________________________________________________________

Common stock issued for cash at $0.001
per share
- November 16, 2006                          9,500,000     $ 9,500      $      -        $       -       $      -       $  9,500
- Share Subscription receivable                      -           -             -           (9,500)             -         (9,500)

Net Loss for the period ended November
30, 2006                                             -           -             -                -         (1,413)        (1,413)
_______________________________________________________________________________________________________________________________
Balance, November 30, 2006                   9,500,000       9,500             -           (9,500)        (1,413)        (1,413)
_______________________________________________________________________________________________________________________________

Share Subscription Received                          -           -             -            9,500              -          9,500

Common stock issued for cash at $0.02
per share - October 2007                       440,000         440         8,360                -              -          8,800
          - November 2007                      120,000         120         2,280                -              -          2,400

Net loss for year ended November
30, 2007                                             -           -             -                -        (24,090)       (24,090)
_______________________________________________________________________________________________________________________________

Balance, November 30, 2007                  10,060,000     $10,060      $ 10,640        $       -       $(25,503)      $ (4,803)
===============================================================================================================================


    The accompanying notes are an integral part of these financial statements



                             RIVER EXPLORATION, INC.
                         (AN EXPLORATION STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                      FOR THE YEAR ENDED NOVEMBER 30, 2007
    (WITH COMPARATIVE FIGURES FOR THE 1 MONTH PERIOD ENDED NOVEMBER 30, 2006)
                                    (AUDITED)
                                                                                               Cumulative
                                                                                               results of
                                                                          Period from        operations from
                                                                          November 1,          November 1,
                                                                         2006 (date of        2006 (date of
                                                       Year ended        inception) to        inception) to
                                                      November 30,       November 30,         November 30,
                                                          2007               2006                  2007
____________________________________________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                              $ (24,090)          $ (1,413)            $ (25,503)
  Adjustment to reconcile net loss to net cash
  used in operating activities
    - accounts payable and accrued liabilities             6,752                  -                 6,752
____________________________________________________________________________________________________________

NET CASH USED IN OPERATING
ACTIVITIES                                               (17,338)            (1,413)              (18,751)
____________________________________________________________________________________________________________

CASH FLOW FROM INVESTING ACTIVITY                              -                  -                     -
____________________________________________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                  11,200                  -                20,700
  Share subscription received                              9,500                  -                     -
  Shareholder loan                                        (1,111)             1,413                   302
____________________________________________________________________________________________________________

NET CASH PROVIDED BY FINANCING
ACTIVITIES                                                19,589              1,413                21,002
____________________________________________________________________________________________________________

NET INCREASE IN CASH                                       2,251                  -                 2,251
____________________________________________________________________________________________________________

CASH, BEGINNING OF PERIOD                                      -                  -                     -
____________________________________________________________________________________________________________

CASH, END OF PERIOD                                    $   2,251           $      -             $   2,251
============================================================================================================

Supplemental cash flow information (Note 8):
Cash paid for:

  Interest                                             $       -           $      -             $       -
============================================================================================================
  Income taxes                                         $       -           $      -             $       -
============================================================================================================


    The accompanying notes are an integral part of these financial statements


                             RIVER EXPLORATION, INC.
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                NOVEMBER 30, 2007
                                    (AUDITED)
________________________________________________________________________________


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

River Exploration, Inc. (the "Company") was incorporated on November 1, 2006 under the laws of the State of Nevada and extra-provincially registered under the laws of the Province of British Columbia on January 11, 2007. The Company is in the initial exploration stage and was organized to engage in the business of natural resource exploration in the Province of British Columbia.

GOING CONCERN

These financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and liabilities in the normal course of business. The Company commenced operations on November 1, 2006 and has not realized revenues since inception. The Company has a deficit accumulated to the period ended November 30, 2007 in the amount of $25,503. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company funded its initial operations by way of Founders shares. As of November 30, 2007 the Company had issued 9,500,000 founders shares at $0.001 per share for net proceeds of $9,500 to the Company. The Company also issued a further 560,000 shares to various investors at $0.02 per share for net proceeds of $11,200 to the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

For the period ended November 30, 2007, all operations took place in British Columbia, Canada.

                             RIVER EXPLORATION, INC.
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                NOVEMBER 30, 2007
                                    (AUDITED)
________________________________________________________________________________


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

COMPREHENSIVE LOSS

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2006, and November 30, 2007 the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

LOSS PER COMMON SHARE

Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of the Company. Because the Company does not have any potential dilutive securities, basic and diluted loss per share are the same.

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

FOREIGN CURRENCY TRANSLATION

The Company's functional and reporting currency is the U.S. dollar. All transactions initiated in foreign currencies are translated into U.S. dollars in accordance with SFAS No. 52 "Foreign Currency Translation" as follows:

     a) monetary assets and liabilities at the rate of exchange in effect at the balance sheet date;

     b)   non-monetary assets at historical exchange rates; and

     c) revenue and expense items at the average rate of exchange prevailing during the period.

Gains and losses from foreign currency transactions are included in the statements of operations.

                             RIVER EXPLORATION, INC.
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                NOVEMBER 30, 2007
                                    (AUDITED)
________________________________________________________________________________


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

As at November 30, 2007 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS 155 establishes framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007 and periods with those fiscal years.

                             RIVER EXPLORATION, INC.
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                NOVEMBER 30, 2007
                                    (AUDITED)
________________________________________________________________________________


RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In June 2006, the Financial Accounting Standards Board ("FASB") issued Accounting for Uncertain Tax Positions - an Interpretation of FASB Statement No. 109, FIN 48, which prescribes a recognition and measurement model for uncertain tax positions taken or expected to be taken in the Company's tax returns. FIN 48 provides guidance on recognition, classification, presentation, and disclosure of unrecognized tax benefits. The Company is required to adopt FIN 48 on November 1, 2007. Management does not expect the adoption of this statement to have any impact on the Company's financial statements.

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

The Company, according to the option agreement, must complete exploration expenditure of $12,500 on or before March 31, 2008. A further $45,000 of completed exploration expenditures on or before March 31, 2009 for an aggregate minimum exploration expenses of $57,500. As of November 30, 2007 the Company has expended $2,880 and has to expend $9,620 prior to March 31, 2008.

Upon exercise of the option the Company agrees to pay the President, commencing July 1, 2009, the sum of $35,000 per annum for as long as the Company holds any interest in the Claims.

NOTE 4 - STOCKHOLDERS' EQUITY
________________________________________________________________________________

The Company's capitalization is 75,000,000 common shares with a par value of $0.001 per share.

On November 16, 2006, the Company issued 9,500,000 common shares at $0.001 per share to the sole director and President of the Company for cash proceeds of $9,500 of which $9,500 remained as share subscription at November 30, 2006 and was subsequently received. During October and November 2007 the Company issued a further 560,000 shares to various investors at $0.02 per share for cash proceeds of $11,200 to the Company.

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

                             RIVER EXPLORATION, INC.
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                NOVEMBER 30, 2007
                                    (AUDITED)
________________________________________________________________________________


NOTE 6 - INCOME TAXES
________________________________________________________________________________

The Company has adopted FASB No. 109 for reporting purposes. As of November 30, 2007 the Company had net operating loss carry forwards of approximately $25,503 that may be available to reduce future years' taxable income and will expire beginning in 2026. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carryforwards.


NOTE 7 - FINANCIAL INSTRUMENTS
________________________________________________________________________________

At November 30, 2007 the Company had the following financial liabilities in Canadian dollars:


                          US equivalent       Canadian Dollars

Accrued liabilities          $2,752                $2,752

At November 30, 2007 the US dollar amounts were converted at a rate of $1.00 Canadian dollar to $1.00 US dollar.


NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION
________________________________________________________________________________

                                         November 30,       November 30,
                                             2007               2006
________________________________________________________________________________

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
================================================================================

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None

ITEM 8A.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Exchange Act. Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-KSB, the Company's Chief Executive Officer and Treasurer have identified that the lack of segregation of accounting duties as a result of limited personnel resources is a material weakness of its financial procedures. Other than for this exception Based upon his evaluation as of November 30, 2007 he concluded that those disclosure controls and procedures are effective.

Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the fiscal year ended November 30, 2007 that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

River Exploration's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

An evaluation of the Company's disclosure controls and procedures was carried out under the supervision and with the participation of our President and Director within the 90 days preceding the filing date of this report. Our President and Director concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under
Section 13(a) - 14(c) of the Securities Exchange Act is (i) accumulated and communicated to the Company's management in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There were no significant changes made to our internal control over financial reporting during the period covered by this report that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS AND CORPORATE GOVERNANCE.

Identification of Directors and Executive Officers


Name            Age     Term Served         Title

Andrew Aird      66     Since inception     President, Secretary Treasurer,
                                            Principal Executive Officer
                                            Principal Financial Officer
                                            and sole member of the Board of
                                            Directors

There are no other persons nominated or chosen to become directors or executive officers, nor do we have any employees other than above mentioned officer and director.

Our directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Directors receive no compensation for serving on the board of directors other than the reimbursement of reasonable expenses incurred in attending meetings. Officers are appointed by the board of directors and serve at the discretion of the board.

Officer and Director Background:

ANDREW AIRD, PRESIDENT, CEO, DIRECTOR, SECRETARY/TREASURER

Mr. Aird is a Chartered Accountant with a 30 year career in the printing industry, culminating as Director of Finance (International) of Canada's largest multinational business forms company. In the last 5 years, he has been the VP Finance of a hi-tech company that developed and marketed electronic bingo equipment. He presently manages the financial affairs of a wealthy private family business.

Mr. Aird is not a director of any other reporting company.

Significant Employees

The Company does not, at present, have any employees other than the current officer and director. We have not entered into any employment agreements, as we currently do not have any employees other than the current officers and directors.

Family Relations

There are no family relationships among the Directors and Officers of River Exploration, Inc.

Involvement in Legal Proceedings

No executive Officer or Director of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding that is currently pending.

No executive Officer or Director of the Company is the subject of any pending legal proceedings.

No Executive Officer or Director of the Company is involved in any bankruptcy petition by or against any business in which they are a general partner or executive officer at this time or within two years of any involvement as a general partner, executive officer, or Director of any business.

ITEM 10.   EXECUTIVE COMPENSATION.

Our current executive officer and director has not and does not receive any compensation and has not received any restricted shares awards, options or any other payouts. As such, we have not included a Summary Compensation Table.

There are no current employment agreements between the Company and its executive officer or director. Our executive officer and director has agreed to work without remuneration until such time as we receive revenues that are sufficiently necessary to provide proper salaries to the officer and compensate the director for participation. Our executive officer and director has the responsibility of determining the timing of remuneration programs for key personnel based upon such factors as positive cash flow, shares sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balances.

There are no annuity, pension or retirement benefits proposed to be paid our officer and director or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our common shares as it relates to our named director and executive officer, and each person known to the Company to be the beneficial owner of more than five percent (5%) of said securities, and all of our directors and executive officers as a group:

Name and Position              Shares       Percent     Security

Andrew Aird
President and Director        9,500,000      94.4       Common
================================================================
Officers and Directors as
a Group (1)                   9,500,000      94.4       Common

The address for Andrew Aird is 513 - 580 Raven Woods Drive; North Vancouver, BC V7G 2T2 Canada.
The above referenced common shares were paid for and issued in November, 2006, for consideration of $0.001 per share total consideration of $9,500.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Currently, there are no contemplated transactions that the Company may enter into with our officers, directors or affiliates. If any such transactions are contemplated we will file such disclosure in a timely manner with the Commission on the proper form making such transaction available for the public to view.

The Company has no formal written employment agreement or other contracts with our current officer and there is no assurance that the services to be provided by him will be available for any specific length of time in the future. Mr. Aird anticipates devoting at a minimum of ten to fifteen percent of his available time to the Company's affairs. The amounts of compensation and other terms of any full time employment arrangements would be determined, if and when, such arrangements become necessary.

ITEM 13.   EXHIBITS.

The following exhibits are incorporated into this Form 10-KSB Annual Report:

Exhibit No.                             Description

    3.1      Articles of Incorporation [1]

    3.2      By-Laws of River Exploration, Inc. [2]

   31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

   31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*

   32.1 Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   32.2 Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

[1] Incorporated by reference from the Company's SB-2 filed with the Commission on September 11, 2007.

[2] Incorporated by reference from the Company's SB-2 filed with the Commission on September 11, 2007.

  * Included in Exhibit 31.1
** Included in Exhibit 32.1

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

During the fiscal year ended November 30, 2007 we incurred approximately $ 10,706 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended November 30, 2007, November 30, 2006, and the period ended May 31, 2007 and the review for the quarter ended August 31, 2007.

During the fiscal year ended November 30, 2007, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: February 21, 2008           RIVER EXPLORATION, INC.



                                   /s/ ANDREW AIRD
                                   ___________________________________
                                       Andrew Aird
                                       President, Secretary Treasury,
                                       Principal Executive Officer and
                                       Principal Financial Officer and
                                       Sole Director