Form 10QSB
period 2008-02-29
RIVER EXPLORATION, INC.
filed 2008-04-09
CIK 1407343

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                For the quarterly period ended: February 29, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


      For the transition period from ________________ to __________________


                        Commission File Number 333-145979


                             RIVER EXPLORATION, INC.
           ___________________________________________________________
           (Exact name of business issuer as specified in its charter)


             Nevada                                              20-5886006
_________________________________                            ___________________
  (State or other jurisdiction                                  (IRS Employer
of incorporation or organization)                            Identification No.)



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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 7, 2008, the registrant had 10,060,000 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one).
                                 Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements - Unaudited

Interim Balance Sheets as of February 29, 2008 and November 30, 2007.........4

Interim Statements of Operations for the three months ended
February 29, 2008; the three months ended February 28, 2007
cumulative results from inception (November 1, 2006) to
February 29, 2008 ...........................................................5

Interim Statement of Stockholders Equity (Deficit) cumulative from inception November 1, 2006 to February 29, 2008..............................6

Interim Statements of Cash Flows for the three months ended
February 29, 2008 and February 28, 2007; and cumulative
results from November 1, 2006 (date of inception) to February 29, 2008.......7

Notes to Interim Financial Statements for the three months
ended February 29, 2008......................................................8

Item 2. Management's Discussion and Analysis and Plan of Operation..........10

Item 3. Controls and Procedures.............................................12

PART II - OTHER INFORMATION

Item 1. Legal Proceedings...................................................12

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds ........12

Item 3. Defaults Upon Senior Securities ....................................12

Item 4. Submission of Matters to a Vote of Security Holders ................12

Item 5. Other Information ..................................................13

Item 6. Exhibits ...........................................................13

                             RIVER EXPLORATION, INC.
                         (An Exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                      (Unaudited - Prepared by Management)

                                FEBRUARY 29, 2008















INTERIM BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO THE INTERIM FINANCIAL STATEMENTS

                             RIVER EXPLORATION, INC.
                         (An Exploration Stage Company)

                             INTERIM BALANCE SHEETS
                                FEBRUARY 29, 2008
                 (With comparative figures at November 30, 2007)

                                         February 29, 2008     November 30, 2007
                                            (Unaudited)            (Audited)
________________________________________________________________________________

 ASSETS

 CURRENT ASSETS
     Cash                                    $   1,497             $   2,251
________________________________________________________________________________
 TOTAL ASSETS                                $   1,497             $   2,251
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
  (DEFICIT)

CURRENT LIABILITIES
      Accounts payable and accrued
         liabilities                         $  13,901             $   6,752
      Due to related party                         302                   302
________________________________________________________________________________
                                                14,203                 7,054
________________________________________________________________________________

STOCKHOLDERS' EQUITY (DEFICIT)
   Capital stock
     Authorized
      75,000,000 shares of common stock,
      $0.001 par value,
     Issued and outstanding
      10,060,000 (November 30, 2007 -
      10,060,000) shares of common stock        10,060                10,060

   Additional paid-in capital                   10,640                10,640

     Share subscription receivable                   -                     -

   Deficit accumulated during the
     exploration stage                         (33,406)              (25,503)
________________________________________________________________________________
     Total stockholders' deficit               (12,706)               (4,803)
________________________________________________________________________________
    Total Liabilities and Stockholders'
      Equity (Deficit)                       $   1,497             $   2,251
================================================================================


Going Concern (Note 1)
Commitments (Note 4)



______________________
Director

    The accompanying notes are an integral part of these financial statements


                             RIVER EXPLORATION, INC.
                         (An Exploration Stage Company)

                        INTERIM STATEMENTS OF OPERATIONS
                      (Unaudited - Prepared by Management)

                                                                                    Cumulative
                                                                                    results of
                                                                                  operations from
                                                                                    November 1,
                                                Three months     Three months      2006 (date of
                                                   ended            ended          inception) to
                                                February 29,     February 28,      February 29,
                                                    2008             2007              2008
_________________________________________________________________________________________________

EXPENSES

Office and general                              $       (927)    $       (302)       $  (4,592)
Natural resource property expenses (Note 4)                -                -           (2,880)
Professional fees                                     (6,976)               -          (25,934)
_________________________________________________________________________________________________

NET LOSS                                        $     (7,903)    $       (302)       $ (33,406)
=================================================================================================


BASIC AND DILUTED NET LOSS PER COMMON SHARE     $       0.00     $       0.00
=============================================================================

WEIGHTED AVERAGE NUMBER OF BASIC AND
DILUTED COMMON SHARES OUTSTANDING                 10,060,000        9,500,000
=============================================================================


    The accompanying notes are an integral part of these financial statements



                             RIVER EXPLORATION, INC.
                         (An Exploration Stage Company)

               INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
         Cumulative from inception November 1, 2006 to February 29, 2008
                      (Unaudited - Prepared by Management)

                                                                                                             Deficit
                                                                                                           Accumulated
                                                   Common Stock            Additional        Share         During the
                                           _____________________________    Paid-in       Subscription     Exploration
                                           Number of shares    Amount       Capital        Receivable         Stage         Total
____________________________________________________________________________________________________________________________________

Common stock issued for cash at $0.001
per share
- November 16, 2006                            9,500,000      $  9,500      $      -        $       -       $       -      $  9,500
- Share Subscription receivable                        -             -             -           (9,500)              -        (9,500)

Net Loss for the period ended November
30, 2006                                               -             -             -                -          (1,413)       (1,413)
____________________________________________________________________________________________________________________________________

Balance, November 30, 2006                     9,500,000         9,500             -           (9,500)         (1,413)       (1,413)
____________________________________________________________________________________________________________________________________

Share Subscription Received                            -             -             -            9,500               -         9,500

Common stock issued for cash at $0.02
per share - October 2007                         440,000           440         8,360                -                         8,800
          - November 2007                        120,000           120         2,280                                          2,400

Net loss for the year ended November
30, 2007                                               -             -             -                -         (24,090)      (24,090)
____________________________________________________________________________________________________________________________________

Balance, November 30, 2007                    10,060,000        10,060        10,640                -         (25,503)       (4,803)
____________________________________________________________________________________________________________________________________

Net loss for the period ended February
29, 2008                                               -             -             -                -          (7,903)       (7,903)
____________________________________________________________________________________________________________________________________

Balance, February 29, 2008                    10,060,000      $ 10,060      $ 10,640        $       -       $ (33,406)     $(12,706)
====================================================================================================================================


    The accompanying notes are an integral part of these financial statements



                             RIVER EXPLORATION, INC.
                         (An Exploration Stage Company)

                        INTERIM STATEMENTS OF CASH FLOWS
                      (Unaudited - Prepared by Management)

                                                                                    Cumulative
                                                                                    results of
                                                                                  operations from
                                                                                    November 1,
                                                Three months     Three months      2006 (date of
                                                   ended            ended          inception) to
                                                February 29,     February 28,      February 29,
                                                    2008             2007              2008
_________________________________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                       $     (7,903)    $       (302)       $ (33,406)

  Adjustment to reconcile net loss to net cash
  used in operating activities
  - accounts payable and accrued liabilities           7,149                -           13,901
_________________________________________________________________________________________________

NET CASH USED IN OPERATING
ACTIVITIES                                              (754)               -          (19,505)
_________________________________________________________________________________________________

CASH FLOW FROM INVESTING ACTIVITY                          -                -                -
_________________________________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                   -                -           20,700
  Share subscription received                              -            9,500                -
  Shareholder loan                                         -              302              302
_________________________________________________________________________________________________

NET CASH PROVIDED BY FINANCING ACTIVITIES                  -            9,802           21,302
_________________________________________________________________________________________________

NET INCREASE (DECREASE) IN CASH                         (754)           9,500            1,497

CASH, BEGINNING OF PERIOD                              2,251                -                -
_________________________________________________________________________________________________

CASH, END OF PERIOD                             $      1,497     $      9,500        $   1,497
=================================================================================================

Supplemental cash flow information (Note 8):
Cash paid for:
  Interest                                      $          -     $          -        $       -
=================================================================================================

  Income taxes                                  $          -     $          -        $       -
=================================================================================================


    The accompanying notes are an integral part of these financial statements


                             RIVER EXPLORATION, INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED FEBRUARY 29, 2008
                      (Unaudited - Prepared by Management)
________________________________________________________________________________

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

GOING CONCERN

These financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and liabilities in the normal course of business. The Company commenced operations on November 1, 2006 and has not realized revenues since inception. The Company has a deficit accumulated to the period ended February 29, 2008 in the amount of $33,406. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company funded its initial operations by way of Founders shares. As of February 29, 2008 the Company had issued 9,500,000 founders shares at $0.001 per share for net proceeds of $9,500 to the Company. The Company also issued a further 560,000 shares to various investors at $0.02 per share for net proceeds of $11,200 to the Company.

NOTE 2 - BASIS OF PRESENTATION
________________________________________________________________________________

These interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended February 29, 2008 are not necessarily indicative of the results that may be expected for any interim period or an entire year. The Company applies the same accounting policies and methods in its interim financial statements as those in the most recent audited annual financial statements, except as noted in note 3.

NOTE 3 - NEWLY ADOPTED ACCOUNTING STANDARDS
________________________________________________________________________________

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 effective December 1, 2007.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS 155 establishes framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007 and periods within those fiscal years. The Company adopted SFAS No. 157 effective December 1, 2007.

                             RIVER EXPLORATION, INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED FEBRUARY 29, 2008
                      (Unaudited - Prepared by Management)
________________________________________________________________________________

NOTE 3 - NEWLY ADOPTED ACCOUNTING STANDARDS (continued)
________________________________________________________________________________

In June 2006, the Financial Accounting Standards Board ("FASB") issued Accounting for Uncertain Tax Positions - an Interpretation of FASB Statement No. 109, FIN 48, which prescribes a recognition and measurement model for uncertain tax positions taken or expected to be taken in the Company's tax returns. FIN 48 provides guidance on recognition, classification, presentation, and disclosure of unrecognized tax benefits. FIN 48 was effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 effective December 1, 2007.

The adoption of these new pronouncements does not have a material effect on the Company's financial position or results of operations.

NOTE 4 - NATURAL RESOURCE PROPERTIES and RELATED EXPLORATION EXPENSES
________________________________________________________________________________

On December 31, 2006 the Company entered into an option agreement, amended on March 28, 2008, with its President to purchase 100% undivided interest in two mining claims located in the Invermere area, British Columbia, Canada.

The Company, according to the option agreement, must complete exploration expenditure of $12,500 on or before September 30, 2008. A further $45,000 of completed exploration expenditures on or before March 31, 2009 for aggregate minimum exploration expenses of $57,500. As of February 29, 2008 the Company has expended $2,880 and has to expend $9,620 prior to September 30, 2008.

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

The Company did not generate any revenue during the quarter ended February 29, 2008.

Total expenses for the quarter ending February 29, 2008 were $7,903 resulting in an operating loss for the fiscal quarter of $7,903. The operating loss for the period is a result of professional, office and general expenses.

Accounts payable for the quarter ended February 29, 2008 are $13,901.

As of February 29, 2008 the Director of the Company has advanced $302 to maintain the company's operations. This amount is unsecured, non-interest bearing and without specific terms of repayment.

As at the quarter ended February 29, 2008 the Company had $1,497 of cash.

On August 11, 2007 the Company filed a registration form SB-2 with the SEC. The form SB-2 was deemed effective as of October 9, 2007 at 3:00PM Eastern Time.

PLAN OF OPERATION

We anticipate that our current cash and cash equivalents and cash generated from operations is insufficient to satisfy our liquidity requirements for the next 12 months. We expect to incur exploration and administrative expenses as well as professional fees and other expenses associated with maintaining our SEC filings. We will require additional funds during such time and will seek to raise additional capital. If we are unable to obtain additional financing, we may be required to reduce the scope of our business plan, which could harm our business, financial condition and operating results. Additional funding may not be available on favorable terms, if at all.

Over the next 12 months we plan to raise the necessary capital through the sale of our common stock to begin our staged exploration activities on our mineral titles to determine if there are economically feasible mineral reserves situated thereon.

The initial stage of our exploration operations will be to (i) perform a legal survey to relocate the exact boundaries of the nine reverted crown claims, (ii) geologically map and rock sample the unmapped portion of the property, (iii) locate the Delos showing and map and sample the surrounding area, (iv) check the 1988 gold soil anomalies from 6+00N and 7+00N (see the 1988 survey "Geological and Geochemical Report on the Pretty Girl Claim Group"). Once these activities are completed we plan to (i) construct a road from the Law Creek road to the Pretty Girl showing, (ii) trench the Pretty Girl showing using a backhoe or bulldozer to locate the mineralized horizon along strike, (iii) perform approximately 1,500 feet of diamond drilling on the Pretty Girl showing to test the surface mineralization at depth, (iv) hand trench and blast the showing to expose the adit and test for mineralization along strike and (v) hand trench and blast the Delos showing if indicated.

The final stage consists of further diamond drilling to delineate grade and tonnage and is contingent upon favorable results from the first two stages or our exploration activity. We anticipate our exploration expenditures for consulting services, core drilling and sample analysis to be $63,800. We also expect to spend an additional $12,000 on administration and office expenses.

We do not anticipate purchase or sale any plant or equipment.

We do not anticipate hiring any employees.

OFF BALANCE SHEET ARRANGEMENTS

As of the date of this quarterly report, the current funds available to the Company will not be sufficient to continue operations. The cost to establish the Company and begin operations has been estimated at $75,800 over the next twelve months and the cost of maintaining its reporting status is estimated to be $11,200 over the same period. Our officer and director, Mr. Aird has undertaken to provide the Company with initial operating capital to sustain our business over the next twelve month period, as the expenses are incurred, in the form of a non-secured loan. However, there is no contract in place or written agreement securing this agreement. Management believes if the Company cannot raise sufficient revenues or maintain our reporting status with the SEC we will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

The Company also has an Option Agreement (amended) in place with its sole officer and director, Andrew Aird, whereby Mr. Aird gives and grants to the company the sole and exclusive right and option to acquire an undivided 100% of the right, title and interest of Mr. Aird in and to the Claims, subject to consideration of the following:

     (a) The Company, or its permitted assigns, incurring exploration expenditures on the Claims of a minimum of $12,500 on or before September 30, 2008; and

     (b) The Company, or its permitted assigns, incurring exploration expenditures on the Claims of a further $45,000 (for aggregate minimum exploration expenses of $57,500) on or before March 31, 2009; and

     (c) Upon exercise of the Option, River Exploration agrees to pay Vendor, commencing July 1, 2009, the sum of $35,000 per annum for so long as River Exploration, or its permitted assigns, holds any interest in the Claims.

The Company is dependent upon the sale of its common shares to obtain the funding for the required amount of exploration for the Company to exercise the option to acquire the rights to the claims from the current officer and director, Mr. Aird. Currently there is no written agreement in place with Mr. Aird for the renegotiation or extension of time to fulfill the requirements. However, Mr. Aird, who is an officer and director of the Company, has indicated he would consider renegotiating the current option agreement in the future if it were in the best interest of the company. Investors should be aware that Mr. Aird's expression is neither a contract nor agreement between him and the Company.

There are no other off-balance sheet arrangements currently contemplated by management or in place that are reasonably likely to have future effect on the business, financial condition, revenue, or expenses and/or result of operations.

Other than the above described situation the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

On March 28, 2008, the Board of Directors voted to approve an amendment to the Option To Purchase Agreement with its President dated December 31, 2006 by extending the March 31, 2008 deadline to complete the required exploration expenditure in the amount of $12,500 to September 30, 2008.

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

                        RIVER EXPLORATION, INC.


                        By: /s/ ANDREW AIRD
                            _________________________________________________
                                Andrew Aird
                                President, Secretary Treasurer,
                                Principal Executive Officer,
                                Principal Financial Officer and sole Director

                                Dated:  April 9, 2008