Form 10-Q
period 2008-05-31
RIVER EXPLORATION, INC.
filed 2008-07-14
CIK 1407343

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934


                  For the quarterly period ended: May 31, 2008

                                       or


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934


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


                                 (775) 321-8267
              ____________________________________________________
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                                Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]                                Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a
smaller reporting company)                         Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in
rule 12b-2 of the Exchange Act).                                  Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 24, 2008, the registrant had 10,060,000 shares of common stock, $0.001 par value, issued and outstanding.

                                TABLE OF CONTENTS


                                                                           Page
                                                                          Number

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements - Unaudited

Interim Balance Sheets as of May 31, 2008 and November 30, 2007              4

Interim Statements of Operations for the six months ended May 31, 2008;
the six months ended May 31, 2007 cumulative results from inception
(November 1, 2006) to May 31, 2008                                           5

Interim Statement of Stockholders Equity (Deficit) cumulative from
inception November 1, 2006 to May 31, 2008                                   6

Interim Statements of Cash Flows for the six months ended May 31, 2008 and May 31, 2007; and cumulative results from November 1, 2006 (date of
inception) to May 31, 2008                                                   7

Notes to Interim Financial Statements for the six months ended
May 30, 2008                                                                 8

Item 2. Management's Discussion and Analysis and Plan of Operation          10

Item 3. Qualitative and Quantitative Disclosures about Market Risk          12

Item  4. Controls and Procedures                                            12

Item 4T. Controls and Procedures                                            12

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                   13

Item 1A. Risk Factors                                                       14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds         14

Item 3. Defaults Upon Senior Securities                                     14

Item 4. Submission of Matters to a Vote of Security Holders                 14

Item 5. Other Information                                                   14

Item 6. Exhibits                                                            14

                             RIVER EXPLORATION, INC.
                         (AN EXPLORATION STAGE COMPANY)

                          INTERIM FINANCIAL STATEMENTS

                       (UNAUDITED-PREPARED BY MANAGEMENT)

                                  MAY 31, 2008















INTERIM BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

INTERIM STATEMENT OF STOCKHOLDERS EQUITY (DEFICIT)

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO THE INTERIM FINANCIAL STATEMENTS


                             RIVER EXPLORATION, INC.
                         (AN EXPLORATION STAGE COMPANY)

                             INTERIM BALANCE SHEETS
                                  MAY 31, 2008
                 (WITH COMPARATIVE FIGURES AT NOVEMBER 30, 2007)

                                                          May 31, 2008       November 30, 2007
                                                          (Unaudited)            (Audited)
______________________________________________________________________________________________

ASSETS

CURRENT ASSETS
   Cash                                                     $ 24,554              $  2,251
______________________________________________________________________________________________

TOTAL ASSETS                                                $ 24,554                $2,251
==============================================================================================

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                 $ 24,340              $  6,752
   Due to related party (Note 6)                               3,465                   302
   Loan (Note 5)                                              24,464
______________________________________________________________________________________________

TOTAL CURRENT LIABILITIES                                     52,269                 7,054
______________________________________________________________________________________________

STOCKHOLDER'S EQUITY (DEFICIT)
   Capital stock
       Authorized
          75,000,000 shares of common stock,
          $0.001 par value,
       Issued and outstanding
          10,060,000 (November 30, 2007-10,060,000)
          shares of common stock                              10,060                10,060
   Additional paid-in capital                                 10,640                10,640
   Deficit accumulated during the exploration stage          (48,415)              (25,503)
______________________________________________________________________________________________

   Total stockholder's deficit                               (27,715)               (4,803)
______________________________________________________________________________________________

   Total Liabilities and Stockholder's Equity               $ 24,554              $  2,251
==============================================================================================


Going Concern (Note 1)
Commitments (Note 4)



______________________
Director


    The accompanying notes are an integral part of these financial statements



                             RIVER EXPLORATION, INC.
                         (AN EXPLORATION STAGE COMPANY)

                        INTERIM STATEMENTS OF OPERATIONS
                       (UNAUDITED-PREPARED BY MANAGEMENT)

                                                                                                                 Cumulative
                                                                                                                 results of
                                                                                                               operations from
                                                                                                                 November 1,
                                Three months       Three months         Six months          Six months          2006 (date of
                                    ended          ended May 31,       ended May 31,       ended May 31,        inception) to
                                May 31, 2008           2007                2008                2007             May 31, 2008
______________________________________________________________________________________________________________________________

EXPENSES

Office and general              $       (819)       $        -          $    (1,746)        $     (302)           $  (5,411)
Natural resource property
   expenses (Note 3)                  (3,163)           (2,880)              (3,163)            (2,880)              (6,043)
Professional fees                    (11,027)           (9,009)             (18,003)            (9,009)             (36,961)
______________________________________________________________________________________________________________________________

NET LOSS                        $    (15,009)       $  (11,889)         $   (22,912)        $  (12,191)           $ (48,415)
==============================================================================================================================

BASIC AND DILUTED NET
LOSS PER COMMON SHARE           $       0.00        $     0.00          $      0.00         $     0.00
======================================================================================================

WEIGHTED AVERAGE NUMBER
OF BASIC AND DILUTED
COMMON SHARES OUTSTANDING         10,060,000         9,500,000           10,060,000          9,500,000
======================================================================================================


    The accompanying notes are an integral part of these financial statements



                             RIVER EXPLORATION, INC.
                         (AN EXPLORATION STAGE COMPANY)

               INTERIM STATEMENT OF STOCKHOLDERS EQUITY (DEFICIT)
           CUMULATIVE FROM INCEPTION NOVEMBER 1, 2006 TO MAY 31, 2008
                       (UNAUDITED-PREPARED BY MANAGEMENT)

                                                                                                             Deficit
                                                                                                           Accumulated
                                                   Common Stock            Additional        Share         During the
                                           _____________________________    Paid-in       Subscription     Exploration
                                           Number of shares    Amount       Capital        Receivable         Stage         Total
____________________________________________________________________________________________________________________________________

Common stock issued for cash at $0.001 per share

- November 16, 2006                            9,500,000      $  9,500      $      -        $       -       $       -      $  9,500
- Share Subscription receivable                        -             -             -           (9,500)              -        (9,500)

Net loss for the period ended November
30, 2006                                               -             -             -                -          (1,413)       (1,413)
____________________________________________________________________________________________________________________________________

Balance, November 30, 2006                     9,500,000         9,500             -           (9,500)         (1,413)       (1,413)
____________________________________________________________________________________________________________________________________

Share Subscription Received                            -             -             -            9,500               -         9,500

Common stock issued for cash at $0.02
per share - October 2007                         440,000           440         8,360                -                         8,800
          - November 2007                        120,000           120         2,280                -                         2,400

Net loss for the year ended November
30, 2007                                               -             -             -                -         (24,090)      (24,090)
____________________________________________________________________________________________________________________________________

Balance, November 30, 2007                    10,060,000        10,060        10,640                -         (25,503)       (4,803)
____________________________________________________________________________________________________________________________________

Net loss for the six months ended
May 31, 2008                                           -             -             -                -         (22,912)      (22,912)
____________________________________________________________________________________________________________________________________

Balance, May 31, 2008                         10,060,000      $ 10,060      $ 10,640        $       -       $ (48,415)     $(27,715)
====================================================================================================================================


    The accompanying notes are an integral part of these financial statements



                             RIVER EXPLORATION, INC.
                         (AN EXPLORATION STAGE COMPANY)
                        INTERIM STATEMENTS OF CASH FLOWS
                       (UNAUDITED-PREPARED BY MANAGEMENT)

                                                                                                                   Cumulative
                                                                                                                    results of
                                                                                                                   operations
                                                                                                                  from November
                                                                                                                  1, 2006 (date
                                            Three months      Three months       Six months       Six months      of inception)
                                           ended May 31,      ended May 31,     ended May 31,    ended May 31,     to May 31,
                                                2008              2007              2008             2007             2008
_______________________________________________________________________________________________________________________________

OPERATING ACTIVITIES
  Net loss for the period                      $(15,009)        $(11,889)         $(22,912)        $(12,191)        $(48,415)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities
    -  prepaid expense                                -           (1,500)                -           (1,500)               -
    -  natural resource property costs            3,163            2,880             3,163            2,880            6,043
    - accrued liabilities                        10,439            9,009            17,588            9,009           24,340
_______________________________________________________________________________________________________________________________

NET CASH USED IN
OPERATING ACTIVITIES                             (1,407)          (1,500)           (2,161)          (1,802)         (18,032)
_______________________________________________________________________________________________________________________________

INVESTING ACTIVITY
  Acquisition of natural resource
  property                                       (3,163)          (2,880)           (3,163)          (2,880)          (6,043)
_______________________________________________________________________________________________________________________________

FINANCING ACTIVITIES
   Proceeds from issuance of common stock             -                -                 -                -           20,700
   Share subscription received                                                           -            9,500                -
   Advances from related party                    3,163           (1,413)            3,163           (1,111)           3,465
   Loan advancement                              24,464                -            24,464                -           24,464
_______________________________________________________________________________________________________________________________

NET CASH PROVIDED BY
FINANCING ACTIVITIES                             27,627           (1,413)           27,627            8,389           48,629
_______________________________________________________________________________________________________________________________

NET INCREASE IN CASH                             23,057           (5,793)           22,303            3,707           24,554

CASH, BEGINNING OF PERIOD                         1,497            9,500             2,251                -                -
_______________________________________________________________________________________________________________________________

CASH, END OF PERIOD                            $ 24,554         $  3,707          $ 24,554         $  3,707         $ 24,554

===============================================================================================================================



Supplemental cash flow information:
Cash paid for:
   Interest                                                                       $      -         $      -         $      -
===============================================================================================================================

   Income taxes                                                                   $      -         $      -         $      -

===============================================================================================================================


    The accompanying notes are an integral part of these financial statements


                             RIVER EXPLORATION, INC.
                         (AN EXPLORATION STAGE COMPANY)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                      FOR THE SIX MONTHS ENDED MAY 31, 2008
                       (UNAUDITED-PREPARED BY MANAGEMENT)


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

GOING CONCERN

These financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and liabilities in the normal course of business. The Company commenced operations on November 1, 2006 and has not realized revenues since inception. The Company has a deficit accumulated to the period ended May 31, 2008 in the amount of $48,415. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company funded its initial operations by way of Founders shares. As of May 31, 2008 the Company had issued 9,500,000 founders shares at $0.001 per share for net proceeds of $9,500 to the Company. The Company also issued a further 560,000 shares to various investors at $0.02 per share for net proceeds of $11,200 to the Company.


NOTE 2 - BASIS OF PRESENTATION
________________________________________________________________________________

These interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended May 31, 2008 are not necessarily indicative of the results that may be expected for any interim period or an entire year. The Company applies the same accounting policies and methods in its interim financial statements as those in the most recent audited annual financial statements, except as noted in note 3.


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

                             RIVER EXPLORATION, INC.
                         (AN EXPLORATION STAGE COMPANY)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                      FOR THE SIX MONTHS ENDED MAY 31, 2008
                      (UNAUDITED - PREPARED BY MANAGEMENT)


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

The Company, according to the option agreement, must complete exploration expenditure of $12,500 on or before March 31, 2008, a further $45,000 of completed exploration expenditures on or before March 31, 2009, for an aggregate total of minimum exploration expenses of $57,500. On March 31, 2008 the option agreement was extended to September 30, 2008. As of May 31, 2008 the Company has expended $6,043 in exploration expenses and has to expend $6,457 prior to September 30, 2008.

Upon exercise of the option the Company agrees to pay the President, commencing July 1, 2009, the sum of $35,000 per annum for as long as the Company holds any interest in the Claims.


NOTE 5- LOAN PAYABLE
________________________________________________________________________________

At May 31, 2008 the Company obtained a loan of $24,464 from a third party for the purposes of funding its operations. The loan agreement establishes no set date for repayment, is non-interest bearing, non-secured and is payable on demand, accordingly fair value can not be reliably determined.


NOTE 6- DUE TO RELATED PARTY
________________________________________________________________________________

River Exploration, Inc. owes the sole director and President of the Company $3,465. There are no definite repayment terms for repayment, no security or accruing interest. Fair value cannot be determined.

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

River Exploration, Inc. ("River Exploration" the "Company," "we," "us") is an exploration stage company, incorporated on November 1, 2006, in the State of Nevada, to engage in the business of natural resource exploration in the Province of British Columbia.

The Company did not generate any revenue during the quarter ended May 31, 2008.

Total expenses for the quarter ending May 31, 2008 were $15,009 resulting in an operating loss for the fiscal quarter of $15,009. The operating loss for the period is a result of professional fees in the amount of $11,027, resource exploration in the amount of $3,163 and office and general expenses in the amount of $819.

As of May 31, 2008 the Director has advanced $3,465 to the Company and the Company has obtained a loan of $24,464 to maintain its operations. These amounts are unsecured, non-interest bearing and without specific terms of repayment.

As at the quarter ended May 31, 2008 the Company had $24,554 of cash and accounts payable of $24,340. In June, 2008 the accounts payable were reduced by $22,360 through payments to our consultants and service providers.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly we must raise cash from sources other than the sale of minerals found on our property. Our only other source of cash at this time is advances from our officer and director and investment by other through loans or sale of our common equity. Our success or failure will be determined by what we find under the ground.

We anticipate that our current cash and cash equivalents and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. We expect to incur exploration and administrative expenses as well as professional fees and other expenses associated with maintaining our SEC filings. We will require additional funds during this time and will seek to raise the necessary additional capital. If we are unable to obtain additional financing, we may be required to reduce the scope of our exploration activities, which could harm our business, financial condition and operating results. Additional funding may not be available on favorable terms, if at all.

PLAN OF OPERATION

Over the next 12 months we plan to begin our staged exploration activities on our mineral titles to determine if there are economically feasible mineral reserves situated thereon.

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

We do not anticipate the purchase or sale of any plant or equipment.

We do not anticipate hiring any employees. All work on the property will be conducted by unaffiliated independent contractors.

OFF BALANCE SHEET ARRANGEMENTS

As of the date of this quarterly report, the current funds available to the Company will not be sufficient to continue operations. The cost to maintain the Company and begin operations has been estimated at $75,800 over the next twelve months and the cost of maintaining its reporting status is estimated to be $11,200 over the same period. Our officer and director, Mr. Aird has undertaken to provide the Company with operating capital to sustain our business over the next twelve month period, as the expenses are incurred, in the form of a non-secured loan. However, there is no contract in place or written agreement securing this undertaking. Management believes if the Company cannot raise sufficient revenues or maintain our reporting status with the SEC we will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

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

The Company is dependent upon the sale of its common shares and/or other financing to obtain the funding for the required amount of exploration for the Company to exercise the option to acquire the rights to the claims from the current officer and director, Mr. Aird. Currently there is no written agreement in place with Mr. Aird for the renegotiation or extension of time to fulfill the requirements. However, Mr. Aird, who is an officer and director of the company, has indicated he would consider renegotiating the current option agreement in the future if it were in the best interest of the company. Investors should be aware that Mr. Aird's expression is neither a contract nor agreement between him and the Company.

There are no other off-balance sheet arrangements currently contemplated by management or in place that are reasonably likely to have future effect on the business, financial condition, revenue, or expenses and/or result of operations.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-Q, the Company's Chief Executive Officer and Treasurer have identified that the lack of segregation of accounting duties as a result of limited personnel resources is a material weakness of its financial procedures. Other than for this exception, the Company's Chief Executive Officer and treasurer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 4T. CONTROLS AND PROCEDURES

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of May 31, 2008 management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of May 31, 2008 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and
(4) above did not have an affect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and
ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended May 31, 2008 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31.1 Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2 Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1 Section 1350 Certification of Chief Executive Officer

32.2 Section 1350 Certification of Chief Financial Officer **

*     Included in Exhibit 31.1
**    Included in Exhibit 32.1

                                   SIGNATURES


Pursuant to the requirements of the Exchange Act or 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        RIVER EXPLORATION, INC.



                        By: /s/ ANDREW AIRD
                           _____________________________________________
                           Andrew Aird
                           President, Secretary Treasurer,
                           Principal Executive Officer,
                           Principal Financial Officer and sole Director

Dated: July 14, 2008