Form 10-Q
period 2008-08-31
RIVER EXPLORATION, INC.
filed 2008-10-10
CIK 1407343

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934


                For the quarterly period ended: August 31, 2008
                                       or


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


Large accelerated filer [ ]                                Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a       Smaller reporting company [X]
                          smaller reporting company)


Indicate by check mark whether the  registrant is a shell company (as defined in
rule 12b-2 of the Exchange Act).                                   Yes [X] No[ ]


Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 19, 2008, the registrant had 10,060,000 shares of common stock, $0.001 par value, issued and outstanding.

                                TABLE OF CONTENTS


                                                                           Page
                                                                          Number


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements - Unaudited

Interim Balance Sheets as of August 31, 2008 and November 30, 2007           4

Interim Statements of Operations for the three months
ended August 31, 2008; the three months ended August 31, 2007;
the nine months ended August 31, 2008; the nine months ended
August 31, 2007 and cumulative results from inception
(November 1, 2006) to August 31, 2008                                        5

Interim Statement of Stockholders Equity (Deficit) cumulative from
inception November 1, 2006 to August 31, 2008                                6

Interim Statements of Cash Flows for the three months
ended August 31, 2008; the three months ended August 31, 2007;
the nine months ended August 31, 2008; the nine months ended
August 31, 2007 and cumulative results from inception
(November 1, 2006) to August 31, 2008                                        7

Notes to Interim Financial Statements for the nine months
ended August 31, 2008                                                        8

Item 2. Management's Discussion and Analysis and Plan of Operation          10

Item 3. Qualitative and Quantitative Disclosures about Market Risk          12

Item  4. Controls and Procedures                                            12

Item 4T. Controls and Procedures                                            12

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                   13

Item 1A. Risk Factors                                                       14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds         14

Item 3. Defaults Upon Senior Securities                                     14

Item 4. Submission of Matters to a Vote of Security Holders                 14

Item 5. Other Information                                                   14

Item 6. Exhibits                                                            14

                             RIVER EXPLORATION, INC.
                         (AN EXPLORATION STAGE COMPANY)

                          INTERIM FINANCIAL STATEMENTS

                       (UNAUDITED-PREPARED BY MANAGEMENT)

                                 AUGUST 31, 2008















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

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO THE INTERIM FINANCIAL STATEMENTS


                             RIVER EXPLORATION, INC.
                         (AN EXPLORATION STAGE COMPANY)

                             INTERIM BALANCE SHEETS
                                  MAY 31, 2008
                 (WITH COMPARATIVE FIGURES AT NOVEMBER 30, 2007)

                                                        August 31, 2008      November 30, 2007
                                                          (Unaudited)            (Audited)
______________________________________________________________________________________________

ASSETS

CURRENT ASSETS
   Cash                                                     $  2,640              $  2,251
______________________________________________________________________________________________

TOTAL ASSETS                                                $  2,640                $2,251
==============================================================================================

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                 $  4,406              $  6,752
   Due to related party (Note 7)                               3,465                   302
   Loan (Note 6)                                              24,464
______________________________________________________________________________________________

TOTAL CURRENT LIABILITIES                                     32,335                 7,054
______________________________________________________________________________________________

STOCKHOLDER'S EQUITY (DEFICIT)
   Capital stock (note 5)
       Authorized
          75,000,000 shares of common stock,
          $0.001 par value,
       Issued and outstanding
          10,060,000 (November 30, 2007-10,060,000)
          shares of common stock                              10,060                10,060
   Additional paid-in capital                                 10,640                10,640
   Deficit accumulated during the exploration stage          (50,395)              (25,503)
______________________________________________________________________________________________

   Total stockholder's deficit                               (29,695)               (4,803)
______________________________________________________________________________________________

   Total Liabilities and Stockholder's Equity               $  2,640              $  2,251
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



______________________
Director


    The accompanying notes are an integral part of these financial statements



                             RIVER EXPLORATION, INC.
                         (AN EXPLORATION STAGE COMPANY)

                        INTERIM STATEMENTS OF OPERATIONS
                       (UNAUDITED-PREPARED BY MANAGEMENT)

                                                                                                               Cumulative
                                                                                                               results of
                                                                                                             operations from
                                                                                                               November 1,
                               Three months        Three months        Nine months         Nine months        2006 (date of
                                   ended               ended               ended               ended          inception) to
                              August 31, 2008     August 31, 2007     August 31, 2008     August 31,2007     August 31, 2008
____________________________________________________________________________________________________________________________

EXPENSES

Office and general             $       (359)         $      (26)        $    (2,105)        $     (328)         $  (5,769)
Natural resource property
   expenses (Note 3)                      -                   -              (3,163)            (2,880)            (6,044)
Professional fees                    (1,621)             (4,302)            (19,624)           (13,311)           (38,582)
____________________________________________________________________________________________________________________________

NET AND
COMPREHENSIVE LOSS             $     (1,980)         $   (4,328)        $   (24,892)        $  (16,519)         $ (50,395)
============================================================================================================================

BASIC AND DILUTED NET
LOSS PER COMMON SHARE          $       0.00          $     0.00         $      0.00         $     0.00
======================================================================================================

WEIGHTED AVERAGE NUMBER
OF BASIC AND DILUTED
COMMON SHARES OUTSTANDING        10,060,000           9,500,000          10,060,000          9,500,000
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

Common stock issued for cash at $0.001
per share

- November 16, 2006                            9,500,000      $  9,500      $      -        $       -       $       -      $  9,500
- Share Subscription receivable                        -             -             -           (9,500)              -        (9,500)

Net loss for the period ended November
30, 2006                                               -             -             -                -          (1,413)       (1,413)
____________________________________________________________________________________________________________________________________

Balance, November 30, 2006                     9,500,000         9,500             -           (9,500)         (1,413)       (1,413)
____________________________________________________________________________________________________________________________________

Share Subscription Received                            -             -             -            9,500               -         9,500

Common stock issued for cash at $0.02
per share - October 2007                         440,000           440         8,360                -                         8,800
          - November 2007                        120,000           120         2,280                -                         2,400

Net loss for the year ended November
30, 2007                                               -             -             -                -         (24,090)      (24,090)
____________________________________________________________________________________________________________________________________

Balance, November 30, 2007                    10,060,000        10,060        10,640                -         (25,503)       (4,803)
____________________________________________________________________________________________________________________________________

Net loss for nine months ended
August 31, 2008                                        -             -             -                -         (24,892)      (24,892)
____________________________________________________________________________________________________________________________________

Balance, August 31, 2008                      10,060,000      $ 10,060      $ 10,640        $       -       $ (50,395)     $(29,695)
====================================================================================================================================


    The accompanying notes are an integral part of these financial statements



                             RIVER EXPLORATION, INC.
                         (AN EXPLORATION STAGE COMPANY)
                        INTERIM STATEMENTS OF CASH FLOWS
                       (UNAUDITED-PREPARED BY MANAGEMENT)


                                                                                                                      Cumulative
                                                                                                                      results of
                                                                                                                    operations from
                                                                                                                      November 1,
                                      Three months        Three months        Nine months         Nine months        2006 (date of
                                          ended               ended               ended               ended          inception) to
                                     August 31, 2008     August 31, 2007     August 31, 2008     August 31,2007     August 31, 2008
____________________________________________________________________________________________________________________________________

OPERATING ACTIVITIES
  Net loss for the period                      $ (1,980)        $ (4,328)         $(24,892)        $(16,519)        $(50,395)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities
    - prepaid expense                                 -           (1,000)                -           (2,500)               -
    - natural resource property costs                 -                -             3,163            2,880            6,043
    - accrued liabilities                       (19,935)           4,301            (2,034)          13,310            4,719
    - shareholder loan                                -                -                 -           (1,111)
_______________________________________________________________________________________________________________________________

NET CASH USED IN
OPERATING ACTIVITIES                            (21,915)          (1,027)          (24,076)          (3,940)         (39,946)
_______________________________________________________________________________________________________________________________

INVESTING ACTIVITY
  Acquisition of natural resource
  property                                            -                -            (3,163)          (2,880)          (6,043)
_______________________________________________________________________________________________________________________________

FINANCING ACTIVITIES
   Proceeds from issuance of common
      stock                                           -                -                 -                -           20,700
   Share subscription received                                                           -            9,500                -
   Due to related party                               -                -             3,163                -            3,465
   Loan                                               -                -            24,465                            24,464
_______________________________________________________________________________________________________________________________

NET CASH PROVIDED BY
FINANCING ACTIVITIES                                  -                -            27,628            9,500           48,629
_______________________________________________________________________________________________________________________________

NET INCREASE (DECREASE) IN CASH                 (21,915)          (1,027)              389            2,680            2,640

CASH, BEGINNING OF PERIOD                        24,555            3,707             2,251                -                -
_______________________________________________________________________________________________________________________________

CASH, END OF PERIOD                            $  2,640         $  2,680          $  2,640         $  2,680         $  2,640

===============================================================================================================================



Supplemental cash flow information:
Cash paid for:
   Interest                                    $      -         $      -          $      -         $      -
===============================================================================================================================

   Income taxes                                $      -         $      -          $      -         $      -

===============================================================================================================================


    The accompanying notes are an integral part of these financial statements


                             RIVER EXPLORATION, INC.
                         (AN EXPLORATION STAGE COMPANY)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED AUGUST 31, 2008
                       (UNAUDITED-PREPARED BY MANAGEMENT)
________________________________________________________________________________


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

GOING CONCERN

These financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and liabilities in the normal course of business. The Company commenced operations on November 1, 2006 and has not realized revenues since inception. The Company has a deficit accumulated to the period ended August 31, 2008 in the amount of $50,395 The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company funded its initial operations by way of Founders shares. As of August 31, 2008 the Company had issued 9,500,000 founders shares at $0.001 per share for net proceeds of $9,500 to the Company. The Company also issued a further 560,000 shares to various investors at $0.02 per share for net proceeds of $11,200 to the Company.

NOTE 2 - BASIS OF PRESENTATION
________________________________________________________________________________

These interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended August 31, 2008 are not necessarily indicative of the results that may be expected for any interim period or an entire year. The Company applies the same accounting policies and methods in its interim financial statements as those in the most recent audited annual financial statements, except as noted in note 3.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS 157 established a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007 and periods within those fiscal years. The Company adopted SFAS No. 157 effective December 1, 2007.

                             RIVER EXPLORATION, INC.
                         (AN EXPLORATION STAGE COMPANY)
                    NOTES TO INTERIM THE FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED AUGUST 31, 2008
                      (UNAUDITED - PREPARED BY MANAGEMENT)
________________________________________________________________________________


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

The Company, according to the original option agreement, must complete exploration expenditures of $12,500 on or before March 31, 2008, and a further $45,000 of completed exploration expenditures on or before March 31, 2009, for aggregate minimum exploration expenses of $57,500. The first tranche of exploration expenditures under the option agreement were extended to September 30, 2008, and extended again to March 31, 2009. As of August 31, 2008 the Company has expended $6,043 in exploration expenses and has to expend $51,457 prior to March 31, 2009.


Upon exercise of the option the Company agrees to pay the President, commencing July 1, 2009, the sum of $35,000 per annum for as long as the Company holds any interest in the Claims.

NOTE 5- STOCKHOLDERS' EQUITY
________________________________________________________________________________

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

NOTE 6 - LOAN PAYABLE
________________________________________________________________________________

At August 31, 2008 the Company had a loan of $24,464 from a third party for the purposes of funding its operations. The loan agreement establishes no set date for repayment, is non-interest bearing, non-secured and is payable on the demand, accordingly fair value can not be reliably determined

NOTE 6 - DUE TO RELATED PARTY
________________________________________________________________________________

River Explorations, Inc. owes the sole director and President of the Company $3,465. There are no definite repayment terms, no security or accruing interest. Fair value cannot be determined.

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

River Exploration, Inc. ("River Exploration" the "Company," "we," "us") is an exploration stage company, incorporated on November 1, 2006, in the State of Nevada, to engage in the business of natural resource exploration in the Province of British Columbia.

The Company did not generate any revenue during the quarter ended August 31, 2008.

Total expenses in the quarter ending August 31, 2008 were $1,980 resulting in an operating loss for the fiscal quarter of $1,980. The operating loss for the period is a result of professional fees in the amount of $1,621 in professional fees and office and general expenses in the amount of $359.

As of August 31, 2008 the Director has advanced $3,465 to the Company and the Company has obtained a loan of $24,464 to maintain its operations. These amounts are unsecured, non-interest bearing and without specific terms of repayment.

As at the quarter ended August 31, 2008 the Company had $2,640 of cash and accounts payable of $4,406.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly we must raise cash from sources other than the sale of minerals found on our property. Our only other source of cash at this time is advances from our officer and director and investment by others through loans or sale of our common equity. Our success or failure will be determined by what we find under the ground.

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

The initial stage of our exploration operations will be to (i) perform a legal survey to relocate the exact boundaries of the nine reverted crown claims, (ii) geologically map and rock sample the unmapped portion of the property, (iii) locate the Delos showing and map and sample the surrounding area, (iv) check the 1988 gold soil anomalies from 6+00N and 7+00N (see the 1988 survey "Geological and Geochemical Report on the Pretty Girl Claim Group"). Once these activities are completed we plan to (i) construct a road from the Law Creek road to the Pretty Girl showing, (ii) trench the Pretty Girl showing using a backhoe or bulldozer to locate the mineralized horizon along strike, (iii) perform approximately 1,500 feet of diamond drilling on the Pretty Girl showing to test the surface mineralization at depth, (iv) hand trench and blast the showing to expose the adit and test for mineralization along strike and (v) hand trench and blast the Delos showing if indicated. We have not yet been able to begin this exploration activity to date because of a lack of funds.

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

The Company also has an Option Agreement (amended) in place with its sole officer and director, Andrew Aird, whereby Mr. Aird gives and grants to the Company the sole and exclusive right and option to acquire an undivided 100% of the right, title and interest of Mr. Aird in and to the Claims, subject to consideration of the following:

     (a)  The  Company,   or  its  permitted  assigns,   incurring   exploration
          expenditures on the Claims of a minimum of $12,500 on or before March 31, 2009; and

     (b)  The  Company,   or  its  permitted  assigns,   incurring   exploration
          expenditures on the Claims of a further $45,000 (for aggregate minimum exploration expenses of $57,500) on or before March 31, 2009; and

     (c) Upon exercise of the Option, River Exploration agrees to pay the Vendor, commencing on July 1, 2009, the sum of $35,000 per annum for so long as River Exploration, or its permitted assigns, holds any interest in the Claims.

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

As of August 31, 2008 management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of August 31, 2008 and communicated to our management.

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

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended August 31, 2008 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

                                   RIVER EXPLORATION, INC.


                                    By: /s/ ANDREW AIRD
                                   ________________________________________
                                   Andrew Aird
                                   President, Secretary Treasurer,
                                   Principal Executive Officer,
                                   Principal Financial Officer and Director


Dated:  October 10, 2008