Form 10-K
period 2008-11-30
RIVER EXPLORATION, INC.
filed 2009-02-27
CIK 1407343

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934


                  For the fiscal year ended: November 30, 2008
                                       or


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


      For the transition period from ________________ to __________________


                        Commission File Number 333-145979


                             RIVER EXPLORATION, INC.
             ______________________________________________________
             (Exact name of registrant as specified in its charter)


             Nevada                                              20-5886006
_________________________________                            ___________________
  (State or other jurisdiction                                  (IRS Employer
of incorporation or organization)                            Identification No.)


         112 North Curry Street
          Carson City, Nevada                                           89703
________________________________________                              __________
(Address of principal executive offices)                              (Zip Code)


       Registrant's telephone number, including area code: (775) 321-8267


Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined by Rule 405 of the Securities Act.                       Yes [ ]  No [X]


Indicate by check mark whether the registrant is not required to file reports
pursuant to Section 13 or 15(d) of the Act.                      Yes [ ]  No [X]


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                               Yes [X]  No [ ]


Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_| Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.


Large accelerated filer [ ]                                Accelerated filer [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in
rule 12b-2 of the Exchange Act).                                  Yes [X] No [ ]


State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity: As of February 12, 2009, the aggregate value of voting and non-voting common equity held by non-affiliates was $11,200.

                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number
                                     PART I

Item 1.    Business                                                          4
Item 1A.   Risk Factors                                                      5
Item 1B    Unresolved Staff Comments                                         5
Item 2     Properties                                                        5
Item 3     Legal Proceedings                                                 5
Item 4     Submission of Matters to a Vote of Security Holders               5

                                     PART II

Item 5     Market for the Registrant's Common Equity, Related
           Stockholder Matters and Issuer Purchases of Equity
           Securities                                                        5

Item 6     Selected Financial Data                                           6
Item 7     Management's Discussion and Analysis of Financial
           Condition and Results of Operation                                6
Item 7A    Quantitative and Qualitative Disclosure about
           Market Risk                                                       7
Item 8     Financial Statements and Supplementary Data                       7
Item 9     Changes an Disagreements With Accountants on
           Accounting and Financial Disclosure                              17
Item 9A(T) Controls and Procedures                                          17
Item 9B    Other Information                                                18

                                    PART III

Item 10    Directors, Executive Officers and Corporate
           Governance                                                       18
Item 11    Executive Compensation                                           19
Item 12    Security Ownership of Certain Beneficial Owners and
           Management                                                       20
Item 13    Certain Relationships and Related Transactions and
           Director Independence                                            20
Item 14    Principal Accounting Fees and Services                           20

                                     PART IV

Item 15    Exhibits and Financial Statement Schedules                       20

                                     PART 1

ITEM 1: BUSINESS

Overview

River Exploration, Inc. ("River Exploration" the "Company," "we," "us") is an exploration stage company, incorporated on November 1, 2006, in the State of Nevada, to engage in the business of natural resource exploration in the Province of British Columbia.

The Company has not been involved in any bankruptcy, receivership or similar proceedings since its incorporation nor has it been involved in any reclassification, merger or consolidation. We have no plans to change our business activities.

General

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

Our sole officer and director invested $9,500 and a total of 31 other investors have invested a further $11,200 in the Company through the purchase of common shares. We have also obtained a loan of $20,210 from a third party for purposes of funding our operations. At the present time, we have not made any arrangements to raise additional cash.

If we are unable to complete any phase of our exploration plan because we don't have enough money, we will cease operations until we raise money. Attempting to raise capital after failing in any phase of our exploration plan would be difficult. As such, if we cannot secure additional funds we will have to cease operations.

We have not yet undertaken any exploration activity on the property.

PLAN OF OPERATION

Over the next 12 months we plan to begin staged exploration activities on our mineral titles to determine if there are economically feasible mineral reserves situated thereon.

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


ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.


ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.


ITEM 2. PROPERTIES

We do not own any real estate or other properties. We have optioned the mineral title to the Pretty Girl mineral claim group in southeast British Columbia, Canada.


ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the issuer and no owner of record or beneficiary of more than 5% of the securities of the issuer, or any security holder is a party adverse to the small business issuer or has a material interest adverse to the small business issuer.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


                                     PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

River Exploration's ticker symbol for its shares of common stock quoted on the Over-the-Counter Bulletin Board is "RVEX".

As of November 30, 2008 we had thirty-two (32) active shareholders of record. The Company has not paid cash dividends and has no outstanding options.


ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.


ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.

This report contains forward looking statements relating to our Company's future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to, our management. The words "expects", "intends", "believes", "anticipates", "may", "could", "should" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

Our auditor's report on our November 30, 2008 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay our bills. This doubt exists because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly we must raise cash from sources other than the sale of minerals found on our property. Our only other source of cash at this time is advances from our officer and director and investment by others through loans or sale of our common equity. Our success or failure will be determined by what we find under the ground. See "November 30, 2008 Audited Financial Statements - Auditors Report."

As of November 30, 2008, River Exploration had $2,487 of cash on hand. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily the working capital required for our planned exploration activities and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.

If we are unsuccessful in raising the additional proceeds through a private placement offering we will then have to seek additional funds through debt financing, which would be highly difficult for a new exploration stage company to secure. We anticipate that our current cash and cash equivalents and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. We expect to incur exploration and administrative expenses as well as professional fees and other expenses associated with maintaining our SEC filings. We will require additional funds during this time and will seek to raise the necessary additional capital. If we are unable to obtain additional financing, we may be required to reduce the scope of our exploration activities, which could harm our business, financial condition and operating results. Additional funding may not be available on favorable terms, if at all.

Total expenses in the fiscal year ending November 30, 2008 were $32,324 resulting in an operating loss in the fiscal year of $32,324. The operating loss for the period is a result of professional fees in the amount of $30,439, office and general expenses in the amount of $3,061, exploration expenses of $3,163 and a foreign exchange gain of $4,339. Since inception we have incurred operating expenses of $57,827.

As of November 30, 2008 the Director has advanced $8,884 to the Company and the Company has obtained a loan of $20,210 to maintain its operations. These amounts are unsecured, non-interest bearing and without specific terms of repayment.

River Exploration has no current plans, preliminary or otherwise, to merge with any other entity.

OFF BALANCE SHEET ARRANGEMENTS

As of the date of this annual report, the current funds available to the Company will not be sufficient to continue operations. The cost to maintain the Company and begin operations has been estimated at $75,800 over the next twelve months and the cost of maintaining its reporting status is estimated to be $20,000 over the same period. Our officer and director, Mr. Aird has undertaken to provide the Company with operating capital to sustain our business over the next twelve month period, as the expenses are incurred, in the form of a non-secured loan. However, there is no contract in place or written agreement securing this undertaking. Management believes if the Company cannot raise sufficient revenues or maintain our reporting status with the SEC we will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             RIVER EXPLORATION, INC.
                         (AN EXPLORATION STAGE COMPANY)

                              FINANCIAL STATEMENTS


                                NOVEMBER 30, 2008















BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

CHARTERED                 1100-1177 West Hastings Street               mackay.ca
ACCOUNTANTS               Vancouver, BC V6E 4T5
MacKay LLP                Tel: (604) 687-4511
                          Fax: (604) 687-5805
                          Toll Free: 1-800-351-0426
                          www.MacKayLLP.ca




REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE SHAREHOLDERS OF
RIVER EXPLORATION, INC.
(an Exploration Stage Company)



We have audited the balance sheets of River Exploration, Inc. (an Exploration Stage Company) as at November 30, 2008 and 2007 and the statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and the period from incorporation on November 1, 2006 to November 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at November 30, 2008 and 2007 and the results of its operations and its cash flows for the years then ended and the period from incorporation on November 1, 2006 to November 30, 2008 in conformity with U.S. generally accepted accounting principles.

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





VANCOUVER, CANADA                                                   "MACKAY LLP"
FEBRUARY 5, 2009                                           CHARTERED ACCOUNTANTS


                           RIVER EXPLORATION, INC.
                         (AN EXPLORATION STAGE COMPANY)

                                 BALANCE SHEETS
                                NOVEMBER 30, 2008

                                                                           November 30, 2008     November 30, 2007
__________________________________________________________________________________________________________________

ASSETS

CURRENT ASSETS
   Cash                                                                       $   2,487             $   2,251
   Prepaid Expenses                                                                 604                     -
__________________________________________________________________________________________________________________

TOTAL ASSETS                                                                  $   3,091             $   2,251
==================================================================================================================

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                   $  11,124             $   6,752
   Due to related party (Note 6)                                                  8,884                   302
   Loan (Note 5)                                                                 20,210                     -
__________________________________________________________________________________________________________________

TOTAL CURRENT LIABILITIES                                                        40,218                 7,054
__________________________________________________________________________________________________________________


STOCKHOLDER'S EQUITY (DEFICIT)

   Capital stock
   Authorized
      75,000,000 shares of common stock, $0.001 par value,
   Issued and outstanding
      10,060,000 (November 30, 2007,10,060,000) shares of common stock           10,060                10,060
   Additional paid-in capital                                                    10,640                10,640
   Deficit accumulated during the exploration stage                             (57,827)              (25,503)
__________________________________________________________________________________________________________________

TOTAL STOCKHOLDER'S DEFICIT                                                     (37,127)               (4,803)
__________________________________________________________________________________________________________________

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)                          $   3,091             $   2,251
==================================================================================================================


Going Concern (Note 1)
Commitments (Note 4)



______________________
Director



    The accompanying notes are an integral part of these financial statements



                             RIVER EXPLORATION, INC.
                         (AN EXPLORATION STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED NOVEMBER 30, 2008

                                                                                               Cumulative
                                                                                               results of
                                                                                             operations from
                                                                                            November 1, 2006
                                                                                                (date of
                                                   Year ended            Year ended           inception) to
                                                November 30, 2008     November 30, 2007     November 30, 2008
_____________________________________________________________________________________________________________

EXPENSES

Office and general                                 $    (3,061)          $    (2,251)           $  (7,000)
Foreign exchange gain/(loss)                             4,339                     -                4,614
Natural resource property expenses (Note 4)             (3,163)               (2,880)              (6,044)
Professional fees                                      (30,439)              (18,959)             (49,397)
_____________________________________________________________________________________________________________

NET AND COMPREHENSIVE LOSS                         $   (32,324)          $   (24,090)           $ (57,827)
=============================================================================================================



BASIC AND DILUTED NET LOSS PER COMMON SHARE        $     (0.00)          $     (0.00)
=============================================================================================================

WEIGHTED AVERAGE NUMBER OF BASIC AND
DILUTED COMMON SHARES OUTSTANDING                   10,060,000             9,557,233
=============================================================================================================


    The accompanying notes are an integral part of these financial statements



                             RIVER EXPLORATION, INC.
                         (AN EXPLORATION STAGE COMPANY)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
         CUMULATIVE FROM INCEPTION NOVEMBER 1, 2006 TO NOVEMBER 30, 2008

                                                                                                          Deficit
                                                                                                        Accumulated
                                                  Common Stock            Additional       Share        During the
                                          ____________________________     Paid-in      Subscription    Exploration
                                          Number of shares     Amount      Capital       Receivable        Stage         Total
________________________________________________________________________________________________________________________________

Common stock issued for cash at $0.001
per share

- November 16, 2006                           9,500,000       $  9,500     $      -       $      -       $       -     $   9,500
- Share Subscription receivable                                      -            -         (9,500)              -        (9,500)

Net Loss for the period ended
   November 30, 2006                                  -              -                           -          (1,413)       (1,413)
________________________________________________________________________________________________________________________________

Balance, November 30, 2006                    9,500,000          9,500            -         (9,500)         (1,413)       (1,413)
________________________________________________________________________________________________________________________________

Share Subscription Received                           -              -            -          9,500               -         9,500

Common stock issued for cash at $0.02
per share

- October 2007                                  440,000            440        8,360              -                         8,800
- November 2007                                 120,000            120        2,280                                        2,400

Net loss for year ended
November 30, 2007                                     -              -            -              -         (24,090)      (24,090)
________________________________________________________________________________________________________________________________

Balance, November 30, 2007                   10,060,000         10,060       10,640              -         (25,503)       (4,803)
________________________________________________________________________________________________________________________________

Net loss for year ended
November 30, 2008                                     -              -            -              -         (32,324)      (32,324)
________________________________________________________________________________________________________________________________

Balance, November 30, 2008                   10,060,000       $ 10,060     $ 10,640       $      -       $ (57,827)    $ (37,127)
================================================================================================================================


    The accompanying notes are an integral part of these financial statements



                             RIVER EXPLORATION, INC.
                         (AN EXPLORATION STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                        Cumulative
                                                                                        results of
                                                                                      operations from
                                                                                     November 1, 2006
                                                                                         (date of
                                              Year ended           Year ended          inception) to
                                           November 30, 2008    November 30, 2007    November 30, 2008
______________________________________________________________________________________________________

OPERATING ACTIVITIES
   Net loss for the period                     $ (32,324)           $ (24,090)           $ (57,827)
   Item not involving cash:
      - foreign exchange                          (4,339)                   -               (4,339)
   Adjustments to reconcile net loss to
   net cash used in operating activities
      - prepaid expense                             (604)                   -                 (604)
      - accrued liabilities                        4,372                6,752               11,124
______________________________________________________________________________________________________

NET CASH USED IN OPERATING ACTIVITIES            (32,895)             (17,338)             (51,646)
______________________________________________________________________________________________________

INVESTING ACTIVITIES                                   -                    -                    -
______________________________________________________________________________________________________

FINANCING ACTIVITIES
   Proceeds from issuance of common stock              -               20,700               20,700
   Loans received                                 33,131               (1,111)              33,433
______________________________________________________________________________________________________

NET CASH PROVIDED BY
FINANCING ACTIVITIES                              33,131               19,589               54,133
______________________________________________________________________________________________________

NET INCREASE IN CASH                                 236                2,251                2,487

CASH, BEGINNING OF PERIOD                          2,251                    -                    -
______________________________________________________________________________________________________

CASH, END OF PERIOD                            $   2,487            $   2,251            $   2,487
======================================================================================================


Supplemental cash flow information

Cash paid for:

   Interest                               $              -  $            -  $                     -
======================================================================================================

   Income taxes                           $              -  $            -  $                     -
======================================================================================================


    The accompanying notes are an integral part of these financial statements


                             RIVER EXPLORATION, INC.
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED NOVEMBER 30, 2008
________________________________________________________________________________


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

GOING CONCERN

These financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and liabilities in the normal course of business. The Company commenced operations on November 1, 2006 and has not realized revenues since inception. The Company has a deficit accumulated to the period ended November 30, 2008 in the amount of $57,827. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company funded its initial operations by way of Founders shares. As of November 30, 2008 the Company had issued 9,500,000 founders shares at $0.001 per share for net proceeds of $9,500 to the Company. The Company also issued a further 560,000 shares to various investors at $0.02 per share for net proceeds of $11,200 to the Company.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
________________________________________________________________________________

USE OF ESTIMATES AND ASSUMPTIONS

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

INCOME TAXES

The Company follows the liability method of accounting for income taxes in accordance with Statements of Financial Accounting Standards ("SFAS") No.109, "Accounting for Income Taxes" and clarified by FIN 48 "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

NET LOSS PER SHARE

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company. Because the Company does not have any potentially dilutive securities basic and diluted loss per share are the same.

                             RIVER EXPLORATION, INC.
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED NOVEMBER 30, 2008
________________________________________________________________________________


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

FOREIGN CURRENCY TRANSLATION

The financial statements are presented in United States dollars. In accordance with SFAS No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the periods presented, gains or losses resulting from foreign currency transactions are included in results of operations.

STOCK-BASED COMPENSATION

The Company has not adopted a stock option plan and has not granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

SHARE BASED EXPENSES

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share Based Payment." This statement is a revision to SFAS 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and amends FASB Statement No. 95, "Statement of Cash Flows." This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. The Company adopted SFAS No. 123R upon creation of the company and expenses share based costs in the period incurred.


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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS 155 established a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007 and periods within those fiscal years. The Company adopted SFAS No. 157 effective December 1, 2007.

                             RIVER EXPLORATION, INC.
                         (AN EXPLORATION STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED NOVEMBER 30, 2008
________________________________________________________________________________


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

The Company, according to the option agreement, must complete exploration expenditure of $12,500 on or before March 31, 2008, a further $45,000 of completed exploration expenditures on or before March 31, 2009, for an aggregate total of minimum exploration expenses of $57,500. The option agreement has since been extended to September 30, 2008, and then again to March 31, 2009. As of November 30, 2008 the Company has expended $6,043 in exploration expenses and has to expend $51,457 prior to March 31, 2009.

Upon exercise of the option the Company agrees to pay the President, commencing July 1, 2009, the sum of $35,000 per annum for as long as the Company holds any interest in the Claims.


NOTE 5 - LOAN PAYABLE
________________________________________________________________________________

At November 30, 2008 the Company had a loan of $20,210 (Cdn$25,000) from a third party for the purposes of funding its operations. The loan agreement establishes no set date for repayment, is non-interest bearing, non-secured and is payable on demand, accordingly fair value can not be reliably determined.


NOTE 6 - DUE TO RELATED PARTY
________________________________________________________________________________

River Explorations, Inc. owes the sole director and President of the Company $8,884. There are no definite repayment terms, no security or accruing interest. Fair value cannot be determined.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our auditors are the firm of Mackay LLP operating from their offices in Vancouver, BC. There have not been any changes in or disagreements with our accountants on accounting, financial disclosure or any other matter.


ITEM 9A(T). CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

     - Pertains to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and disposition of assets;

     - Provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America and receipts and expenditures are being made in accordance with authorizations of management and directors; and

     - Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of November 30, 2008 management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to the lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of November 30, 2008.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on our board of directors, results in ineffective oversight in the establishment and monitoring of required internal controls and procedures which could result in a material misstatement in our financial statements in future periods.

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated or plan to initiate the following series of measures.

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no significant changes in our internal controls over financial reporting that occurred during the period covered by this report which has materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide management report in the Annual Report.


ITEM 9B. OTHER INFORMATION

None


                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, address, age, and position of our present officer and director is set forth below:

      Name and Address           Age                   Position(s)

Andrew Aird                       67     President, Secretary/ Treasurer, Chief
513 - 580 Raven Woods Drive              Financial Officer and Chairman of the
North Vancouver, BC  V7G 2T2             Board of Directors.

The person named above has held his offices/positions since inception of our company and is expected to hold his offices/positions at least until the next annual meeting of our stockholders. Our directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Directors receive no compensation for serving on the board of directors other than the reimbursement of reasonable expenses incurred in attending meetings. Officers are appointed by the board of directors and serve at the discretion of the board.

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


ITEM 11.   EXECUTIVE COMPENSATION.

Our current executive officer and director has not and does not receive any compensation and has not received any restricted share awards, options or any other payouts. As such, we have not included a Summary Compensation Table.

There are no current employment agreements between the Company and its executive officer or director. Our executive officer and director has agreed to work without remuneration until such time as we receive revenues that are sufficiently necessary to provide proper salaries to the officer and compensate the director for participation. Our executive officer and director has the responsibility of determining the timing of remuneration programs for key personnel based upon such factors as positive cash flow, shares sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balances. At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by Company

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERS.

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


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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


ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

During the fiscal year ended November 30, 2008 we incurred approximately $8,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended November 30, 2008. For review of our financial statements for the quarters ended February 29, 2008, May 31, 2008 and August 31, 2008 we incurred approximately $5,300 in fees to our principal independent accountants for professional services.

During the fiscal year ended November 30, 2008, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.


                                     PART IV

ITEM 15. EXHIBITS

23.1     Consent of MacKay, LLP
31.1     Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer
31.2     Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *
32.1     Section 1350 Certification of Chief Executive Officer
32.2     Section 1350 Certification of Chief Financial Officer **

*     Included in Exhibit 31.1
**    Included in Exhibit 32.1

                                   SIGNATURES


     In accordance with the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           RIVER EXPLORATION, INC.


                           By: /s/ Andrew Aird
                               ____________________________________________
                                   Andrew Aird
                                   President, Secretary Treasurer,
                                   Principal Executive Officer,
                                   Principal Financial Officer and Director


Dated:  February 27, 2009