Form 10-Q
period 2009-02-28
RIVER EXPLORATION, INC.
filed 2009-04-03
CIK 1407343

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934


               For the quarterly period ended: February 28, 2009
                                       or


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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 16, 2009 the registrant had 10,060,000 shares of common stock, $0.001 par value, issued and outstanding.

                             RIVER EXPLORATION, INC.
                         (AN EXPLORATION STAGE COMPANY)

                              FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                FEBRUARY 28, 2009















INTERIM BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO THE INTERIM FINANCIAL STATEMENTS


                             RIVER EXPLORATION, INC.
                         (AN EXPLORATION STAGE COMPANY)

                             INTERIM BALANCE SHEETS

                                                                                February 28, 2009       November 30, 2008
_________________________________________________________________________________________________________________________
                                                                                   (Unaudited)

ASSETS

CURRENT ASSETS
   Cash                                                                            $     254               $   2,487
   Prepaid Expenses                                                                      604                     604
_________________________________________________________________________________________________________________________

TOTAL ASSETS                                                                       $     858  $                3,091
=========================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                        $  13,151  $               11,124
   Due to related party (Note 5)                                                       8,884                   8,884
   Loan (Note 4)                                                                      19,649                  20,210
_________________________________________________________________________________________________________________________

TOTAL CURRENT LIABILITIES                                                             41,684                  40,218
_________________________________________________________________________________________________________________________

STOCKHOLDERS' EQUITY (DEFICIT )
   Capital stock
      Authorized
         75,000,000 shares of common stock, $0.001 par value,
      Issued and outstanding
         10,060,000 (November 30, 2008,10,060,000) shares of common stock             10,060                  10,060
   Additional paid-in capital                                                         10,640                  10,640
   Deficit accumulated during the exploration stage                                  (61,526)                (57,827)
_________________________________________________________________________________________________________________________

   Total stockholders' deficit                                                       (40,826)                (37,127)
_________________________________________________________________________________________________________________________

   Total Liabilities and Stockholders' Equity (Deficit)                            $     858               $   3,091
=========================================================================================================================



Going Concern (Note 1)
Commitments (Note 3)



______________________
Director


The accompanying notes are an integral part of these interim financial statements



                             RIVER EXPLORATION, INC.
                         (AN EXPLORATION STAGE COMPANY)

                        INTERIM STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED FEBRUARY 28, 2009
                                   (UNAUDITED)

                                                                                       Cumulative results
                                                                                       of operations from
                                                                                       November 1, 2006
                                     Three months ended       Three months ended       (date of inception)
                                     February 28, 2009        February 29, 2008        to February 28, 2009
___________________________________________________________________________________________________________

EXPENSES

Office and general                      $      (478)             $      (927)               $  (7,477)
Foreign exchange gain/(loss)                    561                        -                    5,175
Natural resource property
   expenses (Note 3)                              -                        -                   (6,044)
Professional fees                            (3,782)                  (6,976)                 (53,180)
___________________________________________________________________________________________________________

NET AND COMPREHENSIVE LOSS              $    (3,699)             $    (7,903)               $ (61,526)
===========================================================================================================


BASIC AND DILUTED NET LOSS PER
COMMON SHARE                            $     (0.00)             $     (0.00)
============================================================================


WEIGHTED AVERAGE NUMBER OF
BASIC AND DILUTED COMMON
SHARES OUTSTANDING
                                         10,060,000               10,060,000
============================================================================


 The accompanying notes are an integral part of these interim financial statements



                             RIVER EXPLORATION, INC.
                         (AN EXPLORATION STAGE COMPANY)

               INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
         CUMULATIVE FROM INCEPTION NOVEMBER 1, 2006 TO FEBRUARY 28, 2009
                                   (UNAUDITED)

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
________________________________________________________________________________________________________________________________

Common stock issued for cash at $0.001
per share
- November 16, 2006                           9,500,000       $  9,500     $      -       $      -       $       -     $   9,500
- Share Subscription receivable                                      -            -         (9,500)              -        (9,500)

Net Loss for the period ended November
30, 2006                                              -              -                           -          (1,413)       (1,413)
________________________________________________________________________________________________________________________________

Balance, November 30, 2006                    9,500,000          9,500            -         (9,500)         (1,413)      (1,413)
________________________________________________________________________________________________________________________________

Share Subscription Received                           -              -            -          9,500               -         9,500

Common stock issued for cash at $0.02
per share - October 2007                        440,000            440        8,360              -                         8,800
          - November 2007                       120,000            120        2,280                                        2,400

Net loss for year ended November
30, 2007                                              -              -            -              -         (24,090)      (24,090)
________________________________________________________________________________________________________________________________

Balance, November 30, 2007                   10,060,000         10,060       10,640              -         (25,503)       (4,803)
________________________________________________________________________________________________________________________________

Net loss for year ended November
30, 2008                                                                                                   (32,324)      (32,324)
________________________________________________________________________________________________________________________________

Balance, November 30, 2008                   10,060,000         10,060       10,640                        (57,827)      (37,127)
________________________________________________________________________________________________________________________________

Net loss for period ended February
28, 2009                                              -              -            -              -          (3,699)       (3,699)
________________________________________________________________________________________________________________________________

Balance, February 28, 2009                   10,060,000       $ 10,060     $ 10,640       $      -       $ (61,526)    $ (40,826)
================================================================================================================================


 The accompanying notes are an integral part of these interim financial statements



                             RIVER EXPLORATION, INC.
                         (AN EXPLORATION STAGE COMPANY)
                        INTERIM STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       Cumulative results
                                                                                       of operations from
                                                                                       November 1, 2006
                                     Three months ended       Three months ended       (date of inception)
                                     February 28, 2009        February 29, 2008        to February 28, 2009
___________________________________________________________________________________________________________

OPERATING ACTIVITIES
   Net loss for the period              $    (3,699)             $    (7,903)               $ (61,526)
   Foreign exchange                            (561)                                           (4,900)
   Adjustments to reconcile net loss to
   net cash used in operating activities
   -  prepaid expense                             -                        -                     (604)
   - accrued liabilities                      2,027                    7,149                   13,151
___________________________________________________________________________________________________________

NET CASH USED IN OPERATING ACTIVITIES        (2,233)                    (754)                 (53,879)
___________________________________________________________________________________________________________

INVESTING ACTIVITIES                              -                        -                        -
___________________________________________________________________________________________________________

FINANCING ACTIVITIES
Proceeds from issuance of common stock            -                        -                   20,700
Loans received                                    -                        -                   33,433
___________________________________________________________________________________________________________

NET CASH PROVIDED BY
FINANCING ACTIVITIES                              -                        -                   54,133
___________________________________________________________________________________________________________

NET INCREASE IN CASH                         (2,233)                    (754)                     254

CASH, BEGINNING OF PERIOD                     2,487                    2,251                        -
___________________________________________________________________________________________________________

CASH, END OF PERIOD                     $       254              $     1,497                $     254
===========================================================================================================



Supplemental cash flow information
Cash paid for:
   Interest                             $         -              $         -                $       -
===========================================================================================================

   Income taxes                         $         -              $         -                $       -
===========================================================================================================


 The accompanying notes are an integral part of these interim financial statements


                             RIVER EXPLORATION, INC.
                         (AN EXPLORATION STAGE COMPANY)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED FEBRUARY 28, 2009
________________________________________________________________________________


NOTE 1 - NATURE OF OPERATIONS
________________________________________________________________________________

River Exploration, Inc. (the "Company") was incorporated on November 1, 2006 under the laws of the State of Nevada and extra-provincially registered under the laws of the Province of British Columbia on January 11, 2007. The Company is in the initial exploration stage and was organized to engage in the business of natural resource exploration in the Province of British Columbia.

GOING CONCERN

These financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and liabilities in the normal course of business. The Company commenced operations on November 1, 2006 and has not realized revenues since inception. The Company has a deficit accumulated to the period ended February 28, 2009 in the amount of $61,526. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company funded its initial operations by way of Founders shares. As of February 28, 2009 the Company had issued 9,500,000 founders shares at $0.001 per share for net proceeds of $9,500 to the Company. The Company also issued a further 560,000 shares to various investors at $0.02 per share for net proceeds of $11,200 to the Company.

NOTE 2 - BASIS OF PRESENTATION
________________________________________________________________________________

These interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended February 28, 2009 are not necessarily indicative of the results that may be expected for any interim period or an entire year. The Company applies the same accounting policies and methods in its interim financial statements as those in the most recent audited annual financial statements.

NOTE 3 - NATURAL RESOURCE PROPERTIES AND RELATED EXPLORATION EXPENSES
________________________________________________________________________________

On December 31, 2006 the Company entered into an option agreement with its President to purchase a 100% undivided interest in two mining claims located in the Invermere area, British Columbia, Canada.

The Company, according to the option agreement, must complete exploration expenditure of $12,500 on or before March 31, 2008, a further $45,000 of completed exploration expenditures on or before March 31, 2009, for an aggregate total of minimum exploration expenses of $57,500. The option agreement has since been extended to September 30, 2008, and then again to March 31, 2009. As of February 28, 2009 the Company has expended $6,043 in exploration expenses and has to expend $51,457 prior to March 31, 2009.

On March 23, 2009 the option agreement was further amended to extend the date of the minimum exploration expense payment from March 31, 2009 to June 30, 2009.

Upon exercise of the option the Company agrees to pay the President, commencing July 1, 2009, the sum of $35,000 per annum for as long as the Company holds any interest in the Claim.

                             RIVER EXPLORATION, INC.
                         (AN EXPLORATION STAGE COMPANY)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED FEBRUARY 28, 2009
________________________________________________________________________________


NOTE 4- LOAN PAYABLE
________________________________________________________________________________

At February 28, 2009 the Company had a loan of $19,649 (Cdn$25,000) from a third party for the purposes of funding its operations. The loan agreement establishes no set date for repayment, is non-interest bearing, non-secured and is payable on demand, accordingly fair value can not be reliably determined.

NOTE 5- DUE TO RELATED PARTY
________________________________________________________________________________

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

The Company did not generate any revenue during the quarter ended February 28, 2009.

Total expenses in the quarter ending February 28, 2009 were $3,699 resulting in an operating loss for the fiscal quarter of $3,699. The operating loss for the period is a result of professional fees in the amount of $3,782 in professional fees and office and general in the amount of $478, offset by a foreign exchange gain of $561.

As of February 28, 2009 the Director has advanced $8,884 to the Company and the Company has obtained a loan of $19,649 ($25,000 CDN) to maintain its operations. These amounts are unsecured, non-interest bearing and without specific terms of repayment.

As at the quarter ended February 28, 2009 the Company had $254 of cash and prepaid expenses of $604.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues since inception and no revenues are anticipated until we begin removing and selling minerals. Accordingly we must raise cash from sources other than the sale of minerals found on our property. Our only other source of cash at this time is advances from our officer and director and investments by others through loans or sale of our common equity. Our success or failure will be determined by what we find under the ground.

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

The final stage consists of further diamond drilling to delineate grade and tonnage and is contingent upon favorable results from the first two stages or our exploration activity. We anticipate our exploration expenditures for consulting services, core drilling and sample analysis to be $63,800. We also expect to spend an additional $15,000 on administration and office expenses.

We do not anticipate the purchase or sale of any plant or equipment.

We do not anticipate hiring any employees. All work on the property will be conducted by unaffiliated independent contractors.

OFF BALANCE SHEET ARRANGEMENTS

As of the date of this quarterly report, the current funds available to the Company will not be sufficient to continue operations. The cost to maintain the Company and begin operations has been estimated at $75,800 over the next twelve months and the cost of maintaining its reporting status is estimated to be $15,000 over the same period. Our officer and director, Mr. Aird has undertaken to provide the Company with operating capital to sustain our business over the next twelve month period, as the expenses are incurred, in the form of a non-secured loan. However, there is no contract in place or written agreement securing this undertaking. Management believes if the Company cannot raise sufficient revenues or maintain our reporting status with the SEC we will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

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

On March 23, 2009 the Option Agreement was amended to extend the date for payment of the minimum exploration expenses of $57,500 from March 31, 2009 to June 30, 2009.

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

As of February 28, 2009 management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended February 28, 2009 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated:  April 3, 2009