Form 10-Q
period 2009-05-31
RIVER EXPLORATION, INC.
filed 2009-07-15
CIK 1407343

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934


                  For the quarterly period ended: May 31, 2009
                                       or


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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 10, 2009 the registrant had 70,200,000 shares of common stock, $0.001 par value, issued and outstanding.

                             RIVER EXPLORATION, INC.
                         (AN EXPLORATION STAGE COMPANY)

                              FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                  MAY 31, 2009















INTERIM BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO THE INTERIM FINANCIAL STATEMENTS

                             RIVER EXPLORATION, INC.
                         (AN EXPLORATION STAGE COMPANY)

                             INTERIM BALANCE SHEETS


                                                   May 31, 2009     November 30,
                                                   (Unaudited)         2008
________________________________________________________________________________

ASSETS

CURRENT ASSETS
   Cash                                              $     59        $   2,487
   Prepaid Expenses                                       604              604
________________________________________________________________________________

TOTAL ASSETS                                         $    663        $   3,091
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable and accrued liabilities          $ 19,805        $  11,124
   Due to related party (Note 5)                       17,384            8,884
   Loan (Note 4)                                       22,808           20,210
________________________________________________________________________________

TOTAL CURRENT LIABILITIES                              59,997           40,218
________________________________________________________________________________

STOCKHOLDERS' EQUITY (DEFICIT )
   Capital stock
   Authorized
      200,000,000 shares of common stock,
      $0.001 par value,
   Issued and outstanding
      70,200,000 shares of common stock                70,200          452,700
   Additional paid-in capital                         (58,000)        (432,000)
   Deficit accumulated during the exploration
      stage                                           (71,534)         (57,827)
________________________________________________________________________________

   Total stockholders' deficit                        (59,334)         (37,127)
________________________________________________________________________________

   Total Liabilities and Stockholders' Equity
      (Deficit)                                      $    663        $   3,091
================================================================================



Going Concern (Note 1)
Commitments (Note 3)



______________________
Director


The accompanying notes are an integral part of these interim financial statements


                             RIVER EXPLORATION, INC.
                         (AN EXPLORATION STAGE COMPANY)

                        INTERIM STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED MAY 31, 2009
                                   (UNAUDITED)

                                                                                                                 Cumulative
                                                                                                                 results of
                                                                                                               operations from
                                                                                                                 November 1,
                                Three months       Three months         Six months          Six months          2006 (date of
                                    ended              ended               ended               ended            inception) to
                                May 31, 2009       May 31, 2008        May 31, 2009        May 31, 2008         May 31, 2009
______________________________________________________________________________________________________________________________

EXPENSES

Office and general              $       (300)      $       (819)        $      (778)       $     (1,746)          $  (7,778)
Foreign exchange gain/(loss)          (3,158)                 -              (2,597)                  -               2,017
Natural resource property
expenses (Note 3)                          -             (3,163)                  -              (3,163)             (6,044)
Professional fees                     (6,550)           (11,027)            (10,332)            (18,003)            (59,729)
______________________________________________________________________________________________________________________________

NET AND COMPREHENSIVE LOSS      $    (10,008)      $    (15,009)        $   (13,707)       $    (22,912)          $ (71,534)
==============================================================================================================================


BASIC AND DILUTED NET
LOSS PER COMMON SHARE           $      (0.00)      $      (0.00)        $     (0.00)       $      (0.00)
=======================================================================================================

WEIGHTED AVERAGE NUMBER OF
BASIC AND DILUTED COMMON
SHARES OUTSTANDING                70,200,000        452,700,000          70,200,000         452,700,000
=======================================================================================================


 The accompanying notes are an integral part of these interim financial statements



                             RIVER EXPLORATION, INC.
                         (AN EXPLORATION STAGE COMPANY)

               INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
           CUMULATIVE FROM INCEPTION NOVEMBER 1, 2006 TO MAY 31, 2009
                                   (UNAUDITED)

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
____________________________________________________________________________________________________________________________________

Common stock issued for cash at
$0.001 per share
- November 16, 2006                           427,500,000    $ 427,500     $(418,000)       $       -       $       -      $  9,500
- Share Subscription receivable                                      -             -           (9,500)              -        (9,500)

Net Loss for the period ended
November 30, 2006                                       -            -                              -          (1,413)       (1,413)
____________________________________________________________________________________________________________________________________

Balance, November 30, 2006                    427,500,000      427,500      (418,000)          (9,500)         (1,413)       (1,413)
____________________________________________________________________________________________________________________________________

Share Subscription Received                             -            -             -            9,500               -         9,500

Common stock issued for cash at
$0.001 per share - October 2007                19,800,000       19,800       (11,000)              -                          8,800
                 - November 2007                5,400,000        5,400        (3,000)                                         2,400

Net loss for year ended November 30,
2007                                                    -            -             -                -         (24,090)      (24,090)
____________________________________________________________________________________________________________________________________

Balance, November 30, 2007                    452,700,000      452,700      (432,000)               -         (25,503)       (4,803)
____________________________________________________________________________________________________________________________________

Net loss for year ended November 30,
2008                                                                                                          (32,324)      (32,324)
____________________________________________________________________________________________________________________________________

Balance, November 30, 2008                    452,700,000      452,700      (432,000)                         (57,827)      (37,127)

Net loss for period ended May 31, 2009                  -            -             -                -         (13,707)      (13,707)
Shares redeemed at $0.001                    (382,500,000)    (382,500)      374,000                -               -        (8,500)
____________________________________________________________________________________________________________________________________

Balance, May 31, 2009                          70,200,000    $  70,200     $ (58,000)       $       -       $ (71,534)     $(59,334
====================================================================================================================================


All share amounts have been restated to reflect the 45 to1 forward split in March 2009.


The accompanying notes are an integral part of these interim financialstatements



                             RIVER EXPLORATION, INC.
                         (AN EXPLORATION STAGE COMPANY)
                        INTERIM STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                                                   Cumulative
                                                                                                                    results of
                                                                                                                   operations
                                                                                                                  from November
                                                                                                                  1, 2006 (date
                                            Three months      Three months       Six months       Six months      of inception)
                                           ended May 31,      ended May 31,     ended May 31,    ended May 31,     to May 31,
                                                2009              2008              2009             2008             2009
_______________________________________________________________________________________________________________________________

OPERATING ACTIVITIES
   Net loss for the period                     $(10,008)        $(15,009)         $(13,707)        $(22,912)        $(71,534)
   Foreign exchange                               3,158                -             2,597                -            2,017
   Adjustments to reconcile net loss to
   net cash used in operating activities
   -  prepaid expense                                 -                -                 -                -             (604)
   - accrued liabilities                          6,655           10,439             8,682           17,588           19,806
_______________________________________________________________________________________________________________________________

NET CASH USED IN
OPERATING ACTIVITIES                               (195)          (4,570)           (2,428)          (5,324)         (50,315)
_______________________________________________________________________________________________________________________________

INVESTING ACTIVITIES                                  -                -                 -                -                -
_______________________________________________________________________________________________________________________________

FINANCING ACTIVITIES
Proceeds from issuance (redemption)
of common stock                                  (8,500)               -            (8,500)               -           12,200
Loans received                                    8,500           27,627             8,500           27,627           38,174
_______________________________________________________________________________________________________________________________

NET CASH PROVIDED BY
FINANCING ACTIVITIES                                  -           27,627                 -           27,627           50,374
_______________________________________________________________________________________________________________________________

NET INCREASE IN CASH                               (195)          23,057            (2,428)          22,303               59

CASH, BEGINNING OF PERIOD                           254            1,497             2,487            2,251                -
_______________________________________________________________________________________________________________________________

CASH, END OF PERIOD                            $     59         $ 24,554          $     59         $ 24,554         $     59
===============================================================================================================================



Supplemental cash flow information
Cash paid for:
   INTEREST                                    $      -         $      -          $      -         $      -         $      -
===============================================================================================================================

   INCOME TAXES                                $      -         $      -          $      -         $      -         $      -
===============================================================================================================================


 The accompanying notes are an integral part of these interim financial statements


                             RIVER EXPLORATION, INC.
                         (AN EXPLORATION STAGE COMPANY)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                     FOR THE THREE MONTHS ENDED MAY 31, 2009
________________________________________________________________________________


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

GOING CONCERN
These financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and liabilities in the normal course of business. The Company commenced operations on November 1, 2006 and has not realized revenues since inception. The Company has a deficit accumulated to the period ended May 31, 2009 in the amount of $71,534. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company funded its initial operations by way of Founders shares. As of May 31, 2009 the Company had issued 9,500,000 founders shares at $0.001 per share for net proceeds of $9,500 to the Company. The Company also issued a further 560,000 shares to various investors at $0.02 per share for net proceeds of $11,200 to the Company.


NOTE 2 - BASIS OF PRESENTATION
________________________________________________________________________________

These interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended May 31, 2009 are not necessarily indicative of the results that may be expected for any interim period or an entire year. The Company applies the same accounting policies and methods in its interim financial statements as those in the most recent audited annual financial statements.


NOTE 3 - NATURAL RESOURCE PROPERTIES AND RELATED EXPLORATION EXPENSES
________________________________________________________________________________

On December 31, 2006 the Company entered into an option agreement with its President to purchase a 100% undivided interest in two mining claims located in the Invermere area, British Columbia, Canada.

The Company, according to the option agreement, must complete exploration expenditure of $12,500 on or before March 31, 2008, a further $45,000 of completed exploration expenditures on or before March 31, 2009, for an aggregate total of minimum exploration expenses of $57,500. The option agreement has since been extended to September 30, 2008, and then again to March 31, 2009. As of May 31, 2009 the Company has expended $6,043 in exploration expenses and has to expend $51,457 prior to March 31, 2009.

On March 23, 2009 the option agreement was further amended to extend the date of the minimum exploration expense payment from March 31, 2009 to June 30, 2009. Since the Balance Sheet date, the Company has not expended any more exploration expenses and has allowed the option agreement to lapse as from June 30, 2009.


NOTE 4 - LOAN PAYABLE
________________________________________________________________________________

At May 31, 2009 the Company had a loan of $22,808 (Cdn$25,000) from a third party for the purposes of funding its operations. The loan agreement establishes no set date for repayment, is non-interest bearing, non-secured and is payable on demand, accordingly fair value can not be reliably determined.

                             RIVER EXPLORATION, INC.
                         (AN EXPLORATION STAGE COMPANY)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                     FOR THE THREE MONTHS ENDED MAY 31, 2009
________________________________________________________________________________


NOTE 5 - DUE TO RELATED PARTY
________________________________________________________________________________

River Exploration, Inc. owes the sole director and President of the Company $17,384. There are no definite repayment terms, no security or accruing interest. Fair value cannot be determined.


NOTE 6 - CAPITAL STOCK
________________________________________________________________________________

As of March 24, 2009, the sole Director redeemed 382,500,000 shares of the common stock in the Company.

On March 24, 2009 the Company changed its capitalization from 75,000,000 to 200,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

On March 24, 2009 the directors of the Company approved a special resolution to undertake a forward split of the common stock of the Company on a 45 new shares for 1 old share.

All share amounts have been restated to reflect the 45 to1 forward split in March 2009.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

River Exploration, Inc. ("River Exploration" the "Company," "we," "us") is an exploration stage company, incorporated on November 1, 2006, in the State of Nevada, to engage in the business of natural resource exploration in the Province of British Columbia.

The Company did not generate any revenue during the quarter ended May 31, 2009.

Total expenses in the quarter ending May 31, 2009 were $10,008 resulting in an operating loss for the fiscal quarter of $10,008. The operating loss for the period is a result of professional fees in the amount of $6,550 in professional fees, office and general in the amount of $300 and foreign exchange loss of $3,158.

As of May 31, 2009 the Director has advanced $17,384 to the Company and the Company has obtained a loan of $22,808 ($25,000 CDN) to maintain its operations. These amounts are unsecured, non-interest bearing and without specific terms of repayment.

As at the quarter ended May 31, 2009 the Company had $59 of cash and prepaid expenses of $604.

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

PLAN OF OPERATION

The company initially optioned the mineral title to the Pretty Girl, New Chum, Venus, Beauty, Old Chum, Minnie Ha Ha Fr., Delos, Calamity Jane, Trojan, Horse, Ass and Burro claims (totaling 53 units) registered collectively as the Pretty Girl 3 and Pretty Girl 4 claims. Effective June 30, 2009 the company has allowed the option on Pretty Girl 3 and Pretty Girl 4 claims to lapse and no longer has an interest in exploring these claims.

The company is negotiating an option on a mineral deposit in China. Upon successful negotiation of the option on the mineral deposit in China and over the next 12 months we plan to begin our staged development activities on the mineral deposit to increase the data in the project database, expand the geological information incorporated in the resource model, further validate the historical drilling database and test to confirm the reliability of the atomic absorption assays.

These planned development activities will be dependant on our ability to successfully negotiate an option on the mineral deposit in China and our ability to raise additional funds. We also expect to spend an additional $15,000 on administration and office expenses.

We do not anticipate the purchase or sale of any plant or equipment.

We do anticipate hiring two employees. We anticipate that any work on the negotiated mineral deposit will be conducted by unaffiliated independent contractors.

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

The Company also had an Option Agreement (amended) in place with its sole officer and director, Andrew Aird, whereby Mr. Aird gives and grants to the Company the sole and exclusive right and option to acquire an undivided 100% of the right, title and interest of Mr. Aird in and to the Claims, subject to consideration of the following:

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

On March 23, 2009 the Option Agreement was amended to extend the date for payment of the minimum exploration expenses of $57,500 from March 31, 2009 to June 30, 2009. Effective June 30, 2009 the company has allowed the option on Pretty Girl 3 and Pretty Girl 4 claims to lapse and no longer has an interest in exploring these claims.

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

As of May 31, 2009 management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of May 31, 2009 and communicated to our management.

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

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended May 31, 2009 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.


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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 24, 2009 the Board of Directors the consenting stockholder adopted and approved a resolution to effect an amendment to our Articles of Incorporation to effect a forward split of all issued and outstanding shares of common stock, at a ratio of forty-five-for-one (the "Forward Stock Split").

The Board of Directors and the consenting stockholder have also approved a resolution to effect an amendment to our Articles of Incorporation to increase the number of authorized shares of common stock from 75,000,000 to 200,000,000. The Company provided notice to shareholders filed on Schedule 14 with the SEC on April 29, 2009.


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

Dated: July 15, 2009