Form 10-Q
period 2009-08-31
RIVER EXPLORATION, INC.
filed 2009-10-20
CIK 1407343

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934


                For the quarterly period ended: August 31, 2009
                                       or


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

Large accelerated filer   [ ]                              Accelerated filer [ ]
Smaller reporting company [X]
Non-accelerated filer     [ ] (Do not check if a smaller reporting company)

Indicate by check mark whether the  registrant is a shell company (as defined in
rule 12b-2 of the Exchange Act).                                  Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 25, 2009 the registrant had 70,230,000 shares of common stock, $0.001 par value, issued and outstanding.

                             RIVER EXPLORATION, INC.
                         (An Exploration Stage Company)

                              FINANCIAL STATEMENTS
                                   (Unaudited)


                                 AUGUST 31, 2009















INTERIM BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO THE INTERIM FINANCIAL STATEMENTS


                             RIVER EXPLORATION, INC.
                         (An Exploration Stage Company)

                             INTERIM BALANCE SHEETS


                                                                 August 31, 2009     November 30, 2008
                                                                 (Unaudited)
______________________________________________________________________________________________________

ASSETS

CURRENT ASSETS
   Cash                                                             $     982           $    2,487
   Prepaid expenses                                                         -                  604
______________________________________________________________________________________________________
TOTAL ASSETS                                                        $     982           $    3,091
======================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                         $  14,785           $   11,124
   Due to related party (Note 6)                                       17,384                8,884
   Loan (Note 5)                                                       22,831               20,210
______________________________________________________________________________________________________

TOTAL CURRENT LIABILITIES                                              55,000               40,218
______________________________________________________________________________________________________

STOCKHOLDERS' EQUITY (DEFICIT )
   Capital stock
     Authorized
      200,000,000 shares of common stock, $0.001 par value,
     Issued and outstanding
      70,230,000 shares of common stock (2008 - 452,700,000)           70,230              452,700
   Additional paid-in capital                                         (47,530)            (432,000)
   Deficit accumulated during the exploration stage                   (76,718)             (57,827)
______________________________________________________________________________________________________

   Total stockholders' deficit                                        (54,018)             (37,127)
______________________________________________________________________________________________________

   Total Liabilities and Stockholders' Equity (Deficit)             $     982           $    3,091
======================================================================================================



Going Concern (Note 1)
Commitments (Note 4)



______________________
Director


 The accompanying notes are an integral part of these interim financial statements



                                                   RIVER EXPLORATION, INC.
                                                (An Exploration Stage Company)

                                               INTERIM STATEMENTS OF OPERATIONS
                                                          (Unaudited)

                                                                                                                     Cumulative
                                                                                                                     results of
                                                                                                                   operations from
                                                                                                                  November 1, 2006
                                      Three months       Three months     Nine Months ended  Nine Months ended       (date of
                                          ended              ended         August 31, 2009    August 31, 2008      inception) to
                                     August 31, 2009    August 31, 2008                                           August 31, 2009
__________________________________________________________________________________________________________________________________

EXPENSES

Office and general                    $       (662)      $        (444)     $      (1,440)     $      (2,190)         $  (8,440)
Foreign exchange gain/(loss)                   (24)                 85             (2,621)                85              1,993
Natural resource property
    expenses (Note 4)                            -                   -                  -             (3,163)            (6,044)
Professional fees                           (4,498)             (1,621)           (14,830)           (19,624)           (64,227)
__________________________________________________________________________________________________________________________________

NET and
  COMPREHENSIVE LOSS                  $     (5,184)      $      (1,980)     $     (18,891)     $     (24,892)         $ (76,718)
==================================================================================================================================




BASIC AND DILUTED NET
LOSS PER COMMON
SHARE                                 $      (0.00)      $       (0.00)     $       (0.00)     $     (0.00)
==============================================================================================================

WEIGHTED AVERAGE
NUMBER OF BASIC AND
DILUTED COMMON
SHARES OUTSTANDING                      70,228,370         452,700,000        230,747,847        452,700,000
==============================================================================================================


 The accompanying notes are an integral part of these interim financial statements



                                                  RIVER EXPLORATION, INC.
                                                (An Exploration Stage Company)

                                     INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                Cumulative from inception November 1, 2006 to August 31, 2009
                                                         (Unaudited)

                                                                                           Deficit
                                                                                           Accumulated
                                            Common Stock        Additional     Share       During the
                                     Number of                   Paid-in    Subscription   Exploration
                                       shares        Amount      Capital     Receivable    Stage           Total
__________________________________________________________________________________________________________________

Common stock issued for cash at
  $0.000022 per share
- November 16, 2006                  427,500,000    $ 427,500   $(418,000)     $     -      $       -    $   9,500

- Share Subscription receivable                -            -           -       (9,500)             -       (9,500)

Net Loss for the period                        -            -           -            -         (1,413)      (1,413)
__________________________________________________________________________________________________________________

Balance, November 30, 2006           427,500,000      427,500    (418,000)      (9,500)        (1,413)      (1,413)
__________________________________________________________________________________________________________________

Share Subscription Received                    -            -           -        9,500              -        9,500

Common stock issued for cash at
  $0.00044 per share
    - October 2007                    19,800,000       19,800     (11,000)           -              -        8,800
    - November 2007                    5,400,000        5,400      (3,000)           -              -        2,400

Net loss for year                              -            -           -            -        (24,090)     (24,090)
__________________________________________________________________________________________________________________

Balance, November 30, 2007           452,700,000      452,700    (432,000)           -        (25,503)      (4,803)
__________________________________________________________________________________________________________________

Net loss for year                              -            -           -            -        (32,324)     (32,324)
__________________________________________________________________________________________________________________

Balance, November 30, 2008           452,700,000      452,700    (432,000)           -        (57,827)     (37,127)

Common stock redeemed at
  $0.000022 - March 25, 2009        (382,500,000)    (382,500)    374,000            -              -       (8,500)

Common stock issued for cash at
  $0.35 per share - June 2009             30,000           30      10,470            -              -       10,500

Net loss for period                            -            -           -            -        (18,891)     (18,891)

Balance, August 31, 2009              70,230,000    $  70,230   $ (47,530)     $     -      $ (76,718)   $ (54,018)

==================================================================================================================

All share amounts have been restated to reflect the 45 to1 forward split in March 2009.


 The accompanying notes are an integral part of these interim financial statements



                                                   RIVER EXPLORATION, INC.
                                                (An Exploration Stage Company)
                                               INTERIM STATEMENTS OF CASH FLOWS
                                                         (Unaudited)
                                                                                                 Cumulative
                                                                                                 results of
                                                                                              operations from
                                                                                              November 1, 2006
                                                                                                  (date of
                                                  Nine Months ended     Nine Months ended      inception) to
                                                   August 31, 2009       August 31, 2008      August 31, 2009
______________________________________________________________________________________________________________

OPERATING ACTIVITIES
  Net loss for the period                             $ (18,891)            $ (24,892)            $ (76,718)
   Foreign exchange                                       2,621                     -                (1,993)
  Adjustments to reconcile net loss to
     net cash used in operating activities
   - prepaid expense                                        604                     -                     -
   - accounts payable and accrued liabilities             3,661                (2,347)               14,785
______________________________________________________________________________________________________________

NET CASH USED IN OPERATING ACTIVITIES                   (12,005)              (27,239)              (63,926)
______________________________________________________________________________________________________________

INVESTING ACTIVITY                                            -                     -                     -
______________________________________________________________________________________________________________

FINANCING ACTIVITIES
  Proceeds from issuance of common stock                 10,500                     -                31,200
  Loans received                                              -                27,628                33,708
______________________________________________________________________________________________________________

NET CASH PROVIDED BY FINANCING ACTIVITIES                10,500                27,628                64,908
______________________________________________________________________________________________________________

NET INCREASE (DECREASE) IN CASH                          (1,505)                  389                   982

CASH, BEGINNING OF PERIOD                                 2,487                 2,251                     -
______________________________________________________________________________________________________________

CASH, END OF PERIOD                                   $     982             $   2,640             $     982
==============================================================================================================



Supplemental cash flow information
Cash paid for:
  Interest                                            $       -             $       -             $       -
==============================================================================================================

  Income taxes                                        $       -             $       -             $       -
==============================================================================================================


Supplemental non cash transactions:
  Redemption of common stock and Loan
     from related party                               $   8,500             $       -             $   8,500
==============================================================================================================


 The accompanying notes are an integral part of these interim financial statements


                             RIVER EXPLORATION, INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED AUGUST 31, 2009
________________________________________________________________________________


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

GOING CONCERN

These financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and liabilities in the normal course of business. The Company commenced operations on November 1, 2006 and has not realized revenues since inception. The Company has a deficit accumulated to the period ended August 31, 2009 in the amount of $76,718. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company funded its initial operations by way of Founders shares and the issuance of shares to various investors.

NOTE 2 - BASIS OF PRESENTATION
________________________________________________________________________________

These interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended August 31, 2009 are not necessarily indicative of the results that may be expected for any interim period or an entire year. The Company applies the same accounting policies and methods in its interim financial statements as those in the most recent audited annual financial statements, except as discussed in Note 3 below.

NOTE 3 - RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
________________________________________________________________________________

Effective December 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The adoption of SFAS 157 has not had any impact on the Company's financial position, results of operations, or cash flows.

Effective December 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. The adoption of SFAS 159 has not had any impact on the Company's financial position, results of operations, or cash flows.

Effective June 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 165, "Subsequent Events" ("SFAS 165"). SFAS 165 establishes general standards of accounting for and disclosure of subsequent events. The adoption of SFAS 165 has not had any impact on the Company's financial position, results of operations, or cash flows.
________________________________________________________________________________

                             RIVER EXPLORATION, INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED AUGUST 31, 2009
________________________________________________________________________________


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

As of August 31, 2009 the Company has expended $6,043 in exploration expenses. The Company has not expended the required minimum exploration expenses by June 30, 2009, and has allowed the option agreement to lapse as of June 30, 2009.

NOTE 5 - LOAN PAYABLE
________________________________________________________________________________

At August 31, 2009 the Company had a loan of $19,649 (Cdn$25,000) from a third party for the purposes of funding its operations. The loan agreement establishes no set date for repayment, is non-interest bearing, non-secured and is payable on demand, accordingly fair value can not be reliably determined.

NOTE 6 - DUE TO RELATED PARTY
________________________________________________________________________________

River Exploration, Inc. owes the sole director and President of the Company $17,384. There are no definite repayment terms, no security or accruing interest. Fair value cannot be determined.

NOTE 7 - CAPITAL STOCK
________________________________________________________________________________

As of March 25, 2009, the sole Director redeemed 382,500,000 shares of the common stock in the Company.

On March 25, 2009 the Company changed its capitalization from 75,000,000 to 200,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

On March 25, 2009 the directors of the Company approved a special resolution to undertake a forward split of the common stock of the Company on a 45 new shares for 1 old share.

All share amounts have been restated to reflect the 45 to1 forward split in March 2009.

On June 5, 2009, the Company issued 30,000 common stock at $0.35 per share for gross proceeds of $10,500.

NOTE 8 - SUBSEQUENT EVENT
________________________________________________________________________________

The Company has evaluated subsequent events from the balance sheet date through September 25, 2009 and has determined that there are no events to disclose.

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

River Exploration, Inc. ("River Exploration" the "Company," "we," "us") is an exploration stage company, incorporated on November 1, 2006, in the State of Nevada, to engage in the business of natural resource exploration in the Province of British Columbia.

The Company did not generate any revenue during the quarter ended August 31, 2009.

Total expenses in the quarter ended August 31, 2009 were $5,184 resulting in an operating loss for the fiscal quarter of $5,184. The operating loss for the period is a result of professional fees in the amount of $4,498, office and general in the amount of $662 and a foreign exchange loss of $24.

As of August 31, 2009 the Director has advanced $17,384 to the Company and the Company has obtained a loan of $22,831 to maintain its operations. These amounts are unsecured, non-interest bearing and without specific terms of repayment.

As at the quarter ended August 31, 2009 the Company had $982 of cash.

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

PLAN OF OPERATION

The company initially optioned the mineral title to the Pretty Girl, New Chum, Venus, Beauty, Old Chum, Minnie Ha Ha Fr., Delos, Calamity Jane, Trojan, Horse, Ass and Burro claims (totaling 53 units) registered collectively as the Pretty Girl 3 and Pretty Girl 4 claims located in the Invermere area, British Columbia, Canada. Effective June 30, 2009 the company has allowed the option on Pretty Girl 3 and Pretty Girl 4 claims to lapse and no longer has an interest in exploring these claims.

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

As of August 31, 2009 management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of August 31, 2009 and communicated to our management.

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

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended August 31, 2009 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 25, 2009 the Board of Directors the consenting stockholder adopted and approved a resolution to effect an amendment to our Articles of Incorporation to effect a forward split of all issued and outstanding shares of common stock, at a ratio of forty-five-for-one (the "Forward Stock Split").

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


Dated: October 13, 2009