Form 10-K
period 2009-11-30
RIVER EXPLORATION, INC.
filed 2010-03-16
CIK 1407343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the fiscal year ended: November 30, 2009

or

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from ________________ to __________________

Commission File Number 333-145979

FRESH START PRIVATE HOLDINGS, INC.

(Formerly River Exploration, Inc.)
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

Large accelerated filer [   ] Accelerated filer [   ] Non-accelerated filer [   ] Smaller reporting company [X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity: As of March 15, 2010, the aggregate value of voting and non-voting common equity held by non-affiliates was $11,200.

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

PART 1

ITEM 1: BUSINESS

Overview

Fresh Start Private Holdings, Inc. ("Fresh Start Private Holdings" the "Company," "we," "us") is an exploration stage company originally incorporated as River Exploration, Inc. on November 1, 2006, in the State of Nevada, to engage in the business of natural resource exploration in the Province of British Columbia.

On December 29, 2009 the Board of Directors and the consenting stockholder adopted and approved a resolution to effect an amendment to our Certificate of Incorporation to change of our name from "River Exploration, Inc." to "Fresh Start Private Holdings, Inc.". Effective March 5, 2010 the Company’s name will be Fresh Start Private Holdings, Inc.

The Company has not been involved in any bankruptcy, receivership or similar proceedings since its incorporation nor has it been involved in any reclassification, merger or consolidation. We have no plans to change our business activities.

General

On December 31, 2006, the Company entered into an Option Agreement with its sole officer and director, Andrew Aird. The Company optioned the mineral title to the Pretty Girl, New Chum, Venus, Beauty, Old Chum, Minnie Ha Ha Fr., Delos, Calamity Jane, Trojan, Horse, Ass and Burro claims (totaling 53 units) registered collectively as the Pretty Girl 3 and Pretty Girl 4 claims. The Company has allowed the option agreement to lapse as from June 30, 2009 and we continue to investigate new and additional mineral claims. We have not yet undertaken any exploration activity.

PLAN OF OPERATION

Over the next 12 months, we plan to investigate and negotiate mineral claims in order to begin staged exploration activities to determine if there are economically feasible mineral reserves situated thereon.

Upon securing a mineral claim, we plan to initiate exploration.  The initial stage of our exploration plan of operations will be to (i) perform a legal survey to relocate the exact boundaries of the claims, (ii) geologically map and rock sample, the mapped and unmapped portions of the claim.  To begin any exploration activity, the Company will require additional funding.

We do not anticipate the purchase or sale of any plant or equipment.

We do not anticipate hiring any employees. Any work on any mineral claims will be conducted by unaffiliated independent contractors.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Fresh Start Private Holdings' ticker symbol for its shares of common stock quoted on the Over-the-Counter Bulletin Board is "FSPH".

As of November 30, 2009 we had thirty-two (32) active shareholders of record. The Company has not paid cash dividends and has no outstanding options.

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

Our auditor's report on our November 30, 2009 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay our bills. This doubt exists because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly we must raise cash from sources other than the sale of minerals found on our property. Our only other source of cash at this time is advances from our officer and director and investment by others through loans or sale of our common equity. Our success or failure will be determined by what we find under the ground. See "November 30, 2009 Audited Financial Statements - Auditors Report."

As of November 30, 2009, Fresh Start Private Holdings had $689 of cash on hand. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily the working capital required for any planned exploration activities and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.

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

Total expenses in the fiscal year ending November 30, 2009 were $30,425 resulting in an operating loss in the fiscal year of $30,425. The operating loss for the period is a result of professional fees in the amount of $25,672, office and general expenses in the amount of $2,731and a foreign exchange loss of $2,022. Since inception we have incurred operating expenses of $88,252. As of November 30, 2009 the Director has advanced $18,462 to the Company and the Company has obtained a loan of $22,831 to maintain its operations. These amounts are unsecured, non-interest bearing and without specific terms of repayment.

Fresh Start Private Holdings has no current plans, preliminary or otherwise, to merge with any other entity.

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

On December 31, 2006 the Company entered into an option agreement with its President to purchase a 100% undivided interest in two mining claims located in the Invermere area, British Columbia, Canada. The Company, according to the option agreement, must complete exploration expenditure of $12,500 on or before March 31, 2008, a further $45,000 of completed exploration expenditures on or before March 31, 2009, for an aggregate total of minimum exploration expenses of $57,500. The option agreement was extended to September 30, 2008, and then again to March 31, 2009.

On March 23, 2009 the option agreement was further amended to extend the date of the minimum exploration expense payment from March 31, 2009 to June 30, 2009.

As of November 30, 2009 the Company has expended $6,044 in exploration expenses. The Company has not expended the required minimum exploration expenses by June 30, 2009, and has allowed the option agreement to lapse as of June 30, 2009.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

`

FRESH START PRIVATE HOLDINGS, INC.
(Formerly RIVER EXPLORATION, INC.)
 (An Exploration Stage Company)

FINANCIAL STATEMENTS

NOVEMBER 30, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Shareholders of
Fresh Start Private Holdings, Inc.
(Formerly River Exploration, Inc.)
(an Exploration Stage Company)

We have audited the balance sheets of Fresh Start Private Holdings, Inc. (Formerly River Exploration, Inc.) (an Exploration Stage Company) as at November 30, 2009 and 2008 and the statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and the period from incorporation on November 1, 2006 to November 30, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatements.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at November 30, 2009 and 2008 and the results of its operations and its cash flows for the years then ended and the period from incorporation on November 1, 2006 to November 30, 2009 in conformity with U.S. generally accepted accounting principles.

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

Vancouver, Canada                                                              “MacKay LLP”
February 25, 2010                                                              Chartered Accountants

FRESH START PRIVATE HOLDINGS, INC.
(Formerly RIVER EXPLORATION, INC.)
 (An Exploration Stage Company)

BALANCE SHEETS

	November 30, 2009	November 30, 2008

ASSETS

CURRENT ASSETS
Cash	$689	$2,487
Prepaid expenses	-	604
TOTAL ASSETS	$689	$3,091

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$24,948	$11,124
Due to related party (Note 6)	18,462	8,884
Loan (Note 5)	22,831	20,210

TOTAL CURRENT LIABILITIES	66,241	40,218

STOCKHOLDERS’ EQUITY (DEFICIT )
Capital stock
Authorized
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
70,230,000 shares of common stock (2008 – 452,700,000)	70,230	452,700
Additional paid-in capital	(47,530)	(432,000)
Deficit accumulated during the exploration stage	(88,252)	(57,827)
Total stockholders’ equity (deficit)	(66,552)	(37,127)
Total Liabilities and Stockholders’ Equity (Deficit)	$689	$3,091

Going Concern (Note 1)

______________________
Director

The accompanying notes are an integral part of these financial statements

FRESH START PRIVATE HOLDINGS, INC.
(Formerly RIVER EXPLORATION, INC.)
(An Exploration Stage Company)

 STATEMENTS OF OPERATIONS
	Year ended November 30, 2009	Year ended November 30, 2008	Cumulative results of operations from November 1, 2006 (date of inception) to November 30, 2009

EXPENSES

Office and general	$(2,731)	$(3,061)	$(9,731)
Foreign exchange gain/(loss)	(2,022)	4,339	2,592
Natural resource property expenses (Note 4)	-	(3,163)	(6,044)
Professional fees	(25,672)	(30,439)	(75,069)

NET and COMPREHENSIVE LOSS	$(30,425)	$(32,324)	$(88,252)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING	190,728,329	452,700,000

The accompanying notes are an integral part of these financial statements

FRESH START PRIVATE HOLDINGS, INC.
(Formerly RIVER EXPLORATION, INC.)
 (An Exploration Stage Company)

 STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
Cumulative from inception November 1, 2006 to November 30, 2009
	Additional Paid-in Common Stock Capital			Share Subscription Receiveable	Deficit Accumulated During the Exploration Stage Total

Common stock issued for cash at $0.000022 per share
- November 16, 2006	427,500,000	$427,500	$(418,000)	$-	$-	$9,500
- Share Subscription receivable	-	-	-	(9,500)	-	(9,500)

Net loss for the period	-	-	-	-	(1,413)	(1,413)
Balance, November 30, 2006	427,500,000	427,500	(418,000)	(9,500)	(1,413)	(1,413)

Share subscription received	-	-	-	9,500	-	9,500

Common stock issued for cash at $0.00044 per share – October 2007	19,800,000	19,800	(11,000)	-	-	8,800
– November 2007	5,400,000	5,400	(3,000)	-	-	2,400

Net loss for year	-	-	-	-	(24,090)	(24,090)
Balance, November 30, 2007	452,700,000	452,700	(432,000)	-	(25,503)	(4,803)

Net loss for year	-	-	-	-	(32,324)	(32,324)

Balance, November 30, 2008	452,700,000	452,700	(432,000)	-	(57,827)	(37,127)

Common stock redeemed at $0.000022 – March 25, 2009	(382,500,000)	(382,500)	374,000	-	-	(8,500)

Common stock issued for cash at $0.35 per share – June 2009	30,000	30	10,470	-	-	10,500
Net loss for year	-	-	-	-	(30,425)	(30,425)
Balance, November 30, 2009	70,230,000	$70,230	$(47,530)	$-	$(88,252)	$(65,552)

All share amounts have been restated to reflect the 45 to1 forward split in March 2009.

The accompanying notes are an integral part of these financial statements

FRESH START PRIVATE HOLDINGS, INC.
(Formerly RIVER EXPLORATION, INC.)
(An Exploration Stage Company)
 STATEMENTS OF CASH FLOWS
	Year ended November 30, 2009	Year ended November 30, 2008	Cumulative results of operations from November 1, 2006 (date of inception) to November 30, 2009

OPERATING ACTIVITIES
Net loss for the period	$(30,425)	$(32,324)	$(88,252)
Item not involving cash
Foreign exchange loss (gain)	2,022	(4,339)	2,592
Adjustments to reconcile net loss to net cash used in operating activities
- prepaid expense	604	(604)	-
- accounts payable and accrued liabilities	14,423	4,372	24,948

NET CASH USED IN OPERATING ACTIVITIES	(13,376)	(32,895)	(60,712)

INVESTING ACTIVITY	-	-	-

FINANCING ACTIVITIES
Proceeds from issuance of common stock	2,000	-	22,700
Due to related party	-	8,582	18,462
Loans received	9,578	24,549	20,239

NET CASH PROVIDED BY FINANCING ACTIVITIES	11,578	33,131	61,401

NET INCREASE (DECREASE) IN CASH	(1,798)	236	689

CASH, BEGINNING OF PERIOD	2,487	2,251	-

CASH, END OF PERIOD	$689	$2,487	$689

Supplemental cash flow information
Cash paid for:
Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

Supplemental non cash transactions:
Redemption of common stock and Loan from related party	$ 8,500	$ -	$ 8,500

The accompanying notes are an integral part of these financial statements

FRESH START PRIVATE HOLDINGS, INC.
(Formerly RIVER EXPLORATION, INC.)
 (An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEAR ENDED NOVEMBER 30, 2009

NOTE 1 – NATURE OF OPERATIONS

River Exploration, Inc. (the “Company”) was incorporated on November 1, 2006 under the laws of the State of Nevada and extra-provincially registered under the laws of the Province of British Columbia on January 11, 2007. The Company is in the initial exploration stage and was organized to engage in the business of natural resource exploration in the Province of British Columbia.

On March 5, 2010 the company’s name was changed to FRESH START PRIVATE HOLDINGS, INC.

Going concern

These financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and liabilities in the normal course of business. The Company commenced operations on November 1, 2006 and has not realized revenues since inception. The Company has a deficit accumulated to the period ended November 30, 2009 in the amount of $88,252. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company funded its initial operations by way of Founders shares and the issuance of shares to various investors, and loans.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Exploration Stage Company

The Company is considered to be in the Exploration stage.  The Company is devoting substantially all of its present efforts to exploring and developing its mineral property interest.

Accounting Method

The accounting and reporting policies of the Company conform to United States generally accepted accounting principles applicable to exploration stage enterprises.

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

FRESH START PRIVATE HOLDINGS, INC.
(Formerly RIVER EXPLORATION, INC.)
 (An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEAR ENDED NOVEMBER 30, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Segmented Reporting

SFAS Number 131 (Codified under ASC 280), “Disclosure About Segments of an Enterprise and Related Information”, changed the way public companies report information about segments of their business in their quarterly reports issued to shareholders.  It also requires entity-wide disclosures about the products and services the entity provides, the material countries in which it holds assets and reports revenues and its major customers.

For the period ended November 30, 2009, all operations took place in British Columbia, Canada.

Comprehensive Loss

SFAS No. 130 (Codified under ASC 220), “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2009, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Fair Value of Financial Instruments and Derivative Financial Instruments

The Company has adopted FASB accounting standard  for Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments.  The carrying amounts of cash, receivables, accounts payable and accrued liabilities, due to director and loan payable approximate their fair values because of the short maturity of these items.    Certain fair value estimates may be subject to and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect these estimates.  The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments in the management of its foreign exchange, commodity price, or interest rate market risks.

Loss per Common Share

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive loss per share reflect the potential dilution of securities that could share in the earnings of the Company. Because the Company does not have any potential dilutive securities, basic and diluted loss per share are the same.

FRESH START PRIVATE HOLDINGS, INC.
(Formerly RIVER EXPLORATION, INC.)
 (An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEAR ENDED NOVEMBER 30, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company follows the liability method of accounting for income taxes in accordance with FASB accounting standards for Accounting for Income Taxes and Accounting for Uncertainty in Income Taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

Foreign Currency Translation

The Company’s functional and reporting currency is the U.S. dollar. All transactions initiated in foreign currencies are translated into U.S. dollars as follows:
a) monetary assets and liabilities at the rate of exchange in effect at the balance sheet date;
b) non-monetary assets at historical exchange rates;
c) revenue and expense items at the average rate of exchange prevailing during the period; and
d) gains and losses from foreign currency transactions are included in the statements of operations.

Stock-based Compensation

The Company accounts for stock-based compensation issued to employees based on FASB accounting standard for Share Based Payment. It requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). It requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

As at November 30, 2009 the Company had no stock-based compensation plans nor had it granted any stock options.  Accordingly no stock-based compensation has been recorded to date.

NOTE 3 – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Effective December 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”, codified under ASC 820). It defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The adoption of the standard has not had any impact on the Company’s financial position, results of operations, or cash flows.

FRESH START PRIVATE HOLDINGS, INC.
(Formerly RIVER EXPLORATION, INC.)
 (An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEAR ENDED NOVEMBER 30, 2009

NOTE 3 – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS (continued)

Effective December 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”, codified under ASC 825). It permits entities to choose to measure many financial instruments, and certain other items, at fair value. The adoption of the standard has not had any impact on the Company’s financial position, results of operations, or cash flows.

Effective June 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS 165”, codified under ASC 855). It establishes general standards of accounting for and disclosure of subsequent events. The adoption of the standard has not had any impact on the Company’s financial position, results of operations, or cash flows.

In June 2009 the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements.

Statement of Financial Accounting Standards (“SFAS”) No. 166 (ASC Topic 810), “Accounting for Transfers of Financial Assets—an Amendment of FASB Statement No. 140”, SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R)”, and SFAS No. 168 (ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” were recently issued. SFAS No. 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements,  ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2009-15 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

FRESH START PRIVATE HOLDINGS, INC.
(Formerly RIVER EXPLORATION, INC.)
 (An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEAR ENDED NOVEMBER 30, 2009

NOTE 4 – NATURAL RESOURCE PROPERTIES and RELATED EXPLORATION EXPENSES

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

As of November 30, 2009 the Company has expended $6,043 in exploration expenses. The Company has not expended the required minimum exploration expenses by June 30, 2009, and has allowed the option agreement to lapse as of June 30, 2009.

NOTE 5– LOAN PAYABLE

At November 30, 2009 the Company had a loan of $22,831 (Cdn$25,000) (2008 - $20,210) from a third party for the purposes of funding its operations. The loan agreement establishes no set date for repayment, is non-interest bearing, non-secured and is payable on demand, accordingly fair value can not be reliably determined.

NOTE 6– DUE TO RELATED PARTY

River Exploration, Inc. owes the sole director and President of the Company $18,462 (2008 - $8,884).  There are no definite repayment terms, no security or accruing interest. Fair value cannot be determined.

NOTE 7 – CAPITAL STOCK

As of March 25, 2009, the sole Director redeemed 382,500,000 shares of the common stock in the Company for consideration of $8,500 which was paid originally.

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

FRESH START PRIVATE HOLDINGS, INC.
(Formerly RIVER EXPLORATION, INC.)
 (An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEAR ENDED NOVEMBER 30, 2009

NOTE 8 – INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	November 30, 2009		November 30, 2008

Net loss before income taxes per financial statements	$	$ (30,425)	$	$ (32,324)
Income tax rate		34%		34%
Income tax recovery		(10,345)		(10,990)
Valuation allowance change		10,345		10,990

Provision for income taxes		$–		$–

The significant components of deferred income tax assets at November 30, 2009 and 2008 are as follows:

	November 30, 2009	November 30, 2008
Net operating loss carryforward	$30,000	$19,700
Valuation allowance	(30,000)	(19,700)

Net deferred income tax asset	$–	$–

The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations.  The Company has chosen to provide a full valuation allowance against all available income tax loss carry forwards. The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change and which cause a change in management's judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

Management has considered the likelihood and significance of possible penalties associated with its current and intended filing positions and has determined, based on their assessment, that such penalties, if any, would not be expected to be material.

No provision for income taxes has been provided in these financial statements due to the net loss for the years ended November 30, 2009 and 2008. At November 30, 2009, the Company has net operating loss carryforwards, which expire commencing in 2026, totaling approximately $88,000.

NOTE 9 – SUBSEQUENT EVENT

The Company has evaluated subsequent events and has determined that other than the name change as described in note 1, there are no additional subsequent events to be disclosed.

` ITEM 9A(T). CONTROLS AND PROCEDURES

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

As of November 30, 2009 management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to the lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of November 30, 2009.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, address, age, and position of our present officers and director is set forth below:

Name and Address Age Position(s) Andrew Aird 68 President, Treasurer, Chief 513 - 580 Raven Woods Drive Financial Officer and Chairman of the North Vancouver, BC V7G 2T2 Board of Directors.
Ron McIntyre 61 Secretary 3765 Dollarton Hwy, North Vancouver BC V7A 1G1

Andrew Aird has held his offices/positions since inception of our company and is expected to hold his offices/positions at least until the next annual meeting of our stockholders. Ron McIntyre has held his offices/positions since March 25, 2009 and is expected to hold his offices/positions at least until the next annual meeting of our stockholders. Our directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Directors receive no compensation for serving on the board of directors other than the reimbursement of reasonable expenses incurred in attending meetings. Officers are appointed by the board of directors and serve at the discretion of the board.

Officer and Director Background:

Andrew Aird, President, CEO, Director, Treasurer

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

Ron McIntyre, Secretary

Mr. McIntyre has management experience with technology companies and start-ups in the United States and Canada. Included in his experience are three corporate mergers/acquisitions. On March 19, 1998, as President of Visionary Solutions (VSI:ASE), Mr. McIntyre signed merger documents for an Agresso (UNI:Oslo) takeover bid. In 1992, Mr. McIntyre also served on the Board of Directors of Richmond Software (The Maximizer) until the company’s merger with Modatech (NASDAQ). In 1989, he joined Consumers Software Inc. as Director of Sales & Marketing and was instrumental in increasing software sales by more than 500% until the company was acquired by Microsoft on April 8, 1991.  Concurrently herewith, Mr. McIntyre also serves as the President, Secretary and Director of Kaleidoscope Venture Capital, Inc., a publicly-owned Nevada corproration.

During 13 years with A.B.  Dick Co., Mr. McIntyre held positions as Branch Manager and Pacific Zone Manager, and then transferred to California to commence branch sales operations in Sacramento.

For 7 years, Mr. McIntyre worked for NBI, first to start up operations in Sacramento, Vancouver and Victoria, and then stepped up to Western Regional Manager. He joined Consumers Software Inc. in 1989 as Director of Sales & Marketing and was instrumental in increasing software sales by 500% prior to the purchase by Microsoft.

In addition, Mr. McIntyre was the owner/operator of VIPaging Services, Ltd., a licensed paging company in British Columbia. He was also President and CEO of Visionary Solutions. Visionary Solutions markets and delivers Agresso business software to growth-oriented companies in the mid-tiered markets (US $25 million - $1,000 million in annual sales). Agresso is world class business software with more than 20 modules that include core financial, logistics, purchasing, project costing billing, payroll and human resources. On March 19, 1998, merger documents were signed for an Agresso take-over bid.

Mr. McIntyre also served as Vice President, Sales & Marketing, Director of IT, and Vice President of Operations for Aimtronics Corporation. During his tenure, he had direct responsibility for increasing revenues to Cdn $57MM in 1999, $105MM in 2000, and $154MM for 2001, and managing 250,000 square feet of manufacturing operations in two countries with more than 1,100 employees.

Significant Employees

The Company does not, at present, have any employees other than the current officer and director. We have not entered into any employment agreements, as we currently do not have any employees other than the current officers and directors.

Family Relations

There are no family relationships among the Directors and Officers of Fresh Start Private Holdings, Inc.

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

ITEM 11. EXECUTIVE COMPENSATION.

Our current executive officers and director has not and does not receive any compensation and has not received any restricted share awards, options or any other payouts. As such, we have not included a Summary Compensation Table.

There are no current employment agreements between the Company and its executive officers or director. Our executive officers and director have agreed to work without remuneration until such time as we receive revenues that are sufficiently necessary to provide proper salaries to the officers and compensate the director for participation. Our executive officers and director have the responsibility of determining the timing of remuneration programs for key personnel based upon such factors as positive cash flow, shares sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balances. At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

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

Name and Position Shares Percent Security Andrew Aird President and Director 42,000,000 59.8 Common Officers and Directors as a Group (1) 42,000,000 59.8 Common

The address for Andrew Aird is 513 - 580 Raven Woods Drive; North Vancouver, BC V7G 2T2 Canada.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Currently, there are no contemplated transactions that the Company may enter into with our officers, directors or affiliates. If any such transactions are contemplated we will file such disclosure in a timely manner with the Commission on the proper form making such transaction available for the public to view.

The Company has no formal written employment agreement or other contracts with our current officers and there is no assurance that the services to be provided by them will be available for any specific length of time in the future. Mr. Aird anticipates devoting at a minimum of ten to fifteen percent of his available time to the Company's affairs. The amounts of compensation and other terms of any full time employment arrangements would be determined, if and when, such arrangements become necessary.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

During the fiscal year ended November 30, 2009 we incurred approximately $10,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended November 30, 2009. For review of our financial statements for the quarters ended February 28, 2009, May 31, 2009 and August 31, 2009 we incurred approximately $6,500 in fees to our principal independent accountants for professional services.

During the fiscal year ended November 30, 2009, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

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

FRESH START PRIVATE HOLDINGS, INC.

By: /s/ Andrew Aird ____________________________________________ Andrew Aird President, Secretary Treasurer, Principal Executive Officer, Principal Financial Officer and Director Dated: March 15, 2010