Form 10-Q
period 2010-02-28
RIVER EXPLORATION, INC.
filed 2010-05-14
CIK 1407343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

 1934

For the quarterly period ended: February 28, 2010

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission File Number 333-145979

FRESH START PRIVATE HOLDINGS, INC.

(formerly River Exploration, Inc.)

 (Exact name of business issuer as specified in its charter)

Nevada _______________________________ (State or other jurisdiction of incorporation or organization)	20-5886006 ___________________ (IRS Employer Identification No.)

112 North Curry Street
Carson City, Nevada, 89703
 (Address of principal executive offices)

(775) 321-8267
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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 11, 2010 the registrant had 70,230,000 shares of common stock, $0.001 par value, issued and outstanding.

`

FRESH START PRIVATE HOLDINGS, INC.
(Formerly RIVER EXPLORATION, INC.)
(An Exploration Stage Company)

FINANCIAL STATEMENTS
(Unaudited)

FEBRUARY 28, 2010

INTERIM BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO THE INTERIM FINANCIAL STATEMENTS

FRESH START PRIVATE HOLDINGS, INC.
(Formerly RIVER EXPLORATION, INC.)
(An Exploration Stage Company)

INTERIM BALANCE SHEETS

	February 28, 2010 (Unaudited)	November 30, 2009 (Audited)

ASSETS

CURRENT ASSETS
Cash	$3,047	$689
TOTAL ASSETS	$3,047	$689

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$21,226	$24,948
Due to related party (Note 3)	19,483	18,462
Loans payable (Note 4)	36,119	22,831

TOTAL CURRENT LIABILITIES	76,828	66,241

STOCKHOLDERS’ EQUITY (DEFICIT )
Capital stock
Authorized
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
70,230,000 shares of common stock (2009 – 70,230,000)	70,230	70,230
Additional paid-in capital	(47,530)	(47,530)
Deficit accumulated during the exploration stage	(96,481)	(88,252)
Total stockholders’ deficit	(73,781)	(66,552)
Total Liabilities and Stockholders’ Equity (Deficit)	$3,047	$689

Going Concern (Note 1)
Subsequent Event (Note 5)

______________________
Director

The accompanying notes are an integral part of these interim financial statements

FRESH START PRIVATE HOLDINGS, INC.
(Formerly RIVER EXPLORATION, INC.)
(An Exploration Stage Company)

 INTERIM STATEMENTS OF OPERATIONS
(Unaudited)
	Three months ended February 28, 2010	Three months ended February 28, 2009	Cumulative results of operations from November 1, 2006 (date of inception) to February 28, 2010

EXPENSES

Office and general	$(260)	$(478)	$(9,991)
Foreign exchange gain/(loss)	(1,257)	561	1,335
Mining expenses	-	-	(6,044)
Professional fees	(6,712)	(3,782)	(81,781)

NET and COMPREHENSIVE LOSS	$(8,229)	$(3,699)	$(96,481)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING	70,230,000	70,230,000

The accompanying notes are an integral part of these interim financial statements

FRESH START PRIVATE HOLDINGS, INC.
(Formerly RIVER EXPLORATION, INC.)
(An Exploration Stage Company)

           INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
Cumulative from inception November 1, 2006 to February 28, 2010
(Unaudited)

Common Stock	Additional Paid-in Capital	Share Subscription Receivable	Deficit Accumulated During the Exploration Stage	Total

Common stock issued for cash at $0.000022 per share
- November 16, 2006	427,500,000	$427,500	$(418,000)	$-	$-	$9,500
- Share Subscription receivable	-	-	-	(9,500)	-	(9,500)

Net loss for the period	-	-	-	-	(1,413)	(1,413)
Balance, November 30, 2006	427,500,000	427,500	(418,000)	(9,500)	(1,413)	(1,413)

Share subscription received	-	-	-	9,500	-	9,500

Common stock issued for cash at $0.00044 per share – October 2007	19,800,000	19,800	(11,000)	-	-	8,800
– November 2007	5,400,000	5,400	(3,000)	-	-	2,400

Net loss for year	-	-	-	-	(24,090)	(24,090)
Balance, November 30, 2007	452,700,000	452,700	(432,000)	-	(25,503)	(4,803)

Net loss for year	-	-	-	-	(32,324)	(32,324)

Balance, November 30, 2008	452,700,000	452,700	(432,000)	-	(57,827)	(37,127)

Common stock redeemed at $0.000022 – March 25, 2009	(382,500,000)	(382,500)	374,000	-	-	(8,500)

Common stock issued for cash at $0.35 per share – June 2009	30,000	30	10,470	-	-	10,500
Net loss for year	-	-	-	-	(30,425)	(30,425)
Balance, November 30, 2009	70,230,000	70,230	(47,530)	-	(88,252)	(65,552)
Net loss for period	-	-	-	-	(8,229)	(8,229)
Balance, February 28, 2010	70,230,000	$70,230	$(47,530)	$-	$(96,481)	$(73,781)

All share amounts have been restated to reflect the 45 to1 forward split in March 2009.

The accompanying notes are an integral part of these interim financial statements

FRESH START PRIVATE HOLDINGS, INC.
(Formerly RIVER EXPLORATION, INC.)
(An Exploration Stage Company)

 INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)
	Three months ended February 28, 2010	Three months ended February 28, 2009	Cumulative results of operations from November 1, 2006 (date of inception) to February 28, 2010

OPERATING ACTIVITIES
Net loss for the period	$(8,229)	$(3,699)	$(96,481)
Item not involving cash
Foreign exchange loss (gain)	1,257	(561)	(1,335)
Adjustment to reconcile net loss to net cash used in operating activities
- accounts payable and accrued liabilities	(3,798)	2,027	26,363

NET CASH USED IN OPERATING ACTIVITIES	(10,770)	(2,223)	(71,453)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	22,700
Due to related party	1,021	-	19,483
Loans received	12,107	-	32,317

NET CASH PROVIDED BY FINANCING ACTIVITIES	13,128	-	74,500

NET INCREASE (DECREASE) IN CASH	2,358	(2,233)	3,047

CASH, BEGINNING OF PERIOD	689	2,487	-

CASH, END OF PERIOD	$3,047	$254	$3,047

Supplemental cash flow information
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

Supplemental non cash transactions:
Redemption of common stock and Loan from related party	$-	$-	$8,500

The accompanying notes are an integral part of these interim financial statements

FRESH START PRIVATE HOLDINGS, INC.
(Formerly RIVER EXPLORATION, INC.)
 (An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
FOR THE PERIOD ENDED FEBRUARY 28, 2010

NOTE 1 – NATURE OF OPERATIONS and GOING CONCERN

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

On March 5, 2010 the company’s name was changed to FRESH START PRIVATE HOLDINGS, INC.

Going concern

These financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and liabilities in the normal course of business. The Company commenced operations on November 1, 2006 and has not realized revenues since inception. The Company has a deficit accumulated to the period ended February 28, 2010 in the amount of $96,481. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company funded its initial operations by way of Founders shares, the issuance of shares to various investors, and loans.

NOTE 2 – BASIS OF PRESENTATION

These interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended February 28, 2010 are not necessarily indicative of the results that may be expected for any interim period or an entire year. The Company applies the same accounting policies and methods in its interim financial statements as those in the most recent audited annual financial statements.

NOTE 3 – DUE TO RELATED PARTY

River Exploration, Inc. owes the sole director and President of the Company $19,483 (2009 - $18,462).  There are no definite repayment terms, no security or accruing interest; accordingly fair value cannot be determined.

NOTE 4 – LOANS PAYABLE

At February 28, 2010 the Company had a loan of $24,019 (Cdn$25,000) (2009 - $22,831) from a third party for the purposes of funding its operations. The loan agreement establishes no set date for repayment, is non-interest bearing, non-secured and is payable on demand; accordingly fair value cannot be reliably determined.

On January 15, 2010 the Company received a loan of $12,100 from a third party for the purpose of funding its operations. The loan agreement establishes no set date for repayment, bears interest of 4% per annum, is non-secured and is payable on demand; accordingly fair value cannot be reliably determined.

NOTE 5 – SUBSEQUENT EVENT

On April 1, 2010 the Members of the Board resolved to effect a 1-for-250 reverse split of the number of issued and outstanding shares of the Corporation’s common stock.

This transaction is awaiting regulatory approval and has not been reflected in these financial statements.

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

Fresh Start Private Holdings, Inc. (formerly River Exploration, Inc.) ("River Exploration" the "Company," "we," "us") is an exploration stage company, incorporated on November 1, 2006, in the State of Nevada, to engage in the business of natural resource exploration in the Province of British Columbia.

The Company did not generate any revenue during the quarter ended February 28, 2010.

Total expenses in the quarter ended February 28, 2010 were $8,229 resulting in an operating loss for the fiscal quarter of $8,229. The operating loss for the period is a result of professional fees in the amount of $6,712, office and general in the amount of $260 and a foreign exchange loss of $1,257.

As of February 28, 2010 the Director has advanced $19,483 to the Company and the Company has obtained loans of $36,119 to maintain its operations.

As at the quarter ended February 28, 2010 the Company had $3,047 of cash.

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

These planned development activities will be dependant on our ability to successfully negotiate an option on mineral deposits and our ability to raise additional funds. We also expect to spend an additional $15,000 on administration and office expenses.

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

ITEM 4. CONTROLS AND PROCEDURES

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles. As of May 11, 2010 management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of May 11, 2010 and communicated to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in material misstatement in its financial statements in future periods.

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

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended February 28, 2010 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On December 29, 2009 the Board of Directors and the consenting stockholder adopted and approved a resolution to effect an amendment to our Certificate of Incorporation to effect a change of our name from "River Exploration, Inc." to "Fresh Start Private Holdings, Inc."

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

FRESH START PRIVATE HOLDINGS, INC.

(formerly RIVER EXPLORATION, INC.)

By: /s/ ANDREW AIRD ________________________________________ Andrew Aird President, Secretary Treasurer, Principal Executive Officer, Principal Financial Officer and Director Dated: May 11, 2010