Form 10-Q
period 2010-05-31
FRESH START PRIVATE HOLDINGS, INC.
filed 2010-07-20
CIK 1407343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2010

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission File Number 333-145979

FRESH START PRIVATE HOLDINGS, INC.
(formerly River Exploration, Inc.)
 (Exact name of business issuer as specified in its charter)

Nevada	20-5886006
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

112 North Curry Street
Carson City, Nevada, 89703
 (Address of principal executive offices)

(775) 321-8267
 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☒ No ☐
Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 20, 2010 the registrant had 280,920 shares of common stock, $0.001 par value, issued and outstanding.

FRESH START PRIVATE HOLDINGS, INC.
(Formerly RIVER EXPLORATION, INC.)
(An Exploration Stage Company)

FINANCIAL STATEMENTS
(Unaudited)

MAY 31, 2010

INTERIM BALANCE SHEETS	1

INTERIM STATEMENTS OF OPERATIONS	2

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)	3

INTERIM STATEMENTS OF CASH FLOWS	4

NOTES TO THE INTERIM FINANCIAL STATEMENTS	5

FRESH START PRIVATE HOLDINGS, INC.
(Formerly RIVER EXPLORATION, INC.)
(An Exploration Stage Company)

INTERIM BALANCE SHEETS

	May 31, 2010 (Unaudited)	November 30, 2009 (Audited)
ASSETS

CURRENT ASSETS
Cash	$3,047	$689
TOTAL ASSETS	$3,047	$689

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$26,874	$24,948
Due to related party (Note 3)	19,483	18,462
Loans payable (Note 4)	36,139	22,831

TOTAL CURRENT LIABILITIES	82,496	66,241

STOCKHOLDERS’ EQUITY (DEFICIT )
Capital stock
Authorized
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
280,920 shares of common stock (2009 – 280,920)	281	281
Additional paid-in capital	22,419	22,419
Deficit accumulated during the exploration stage	(102,149)	(88,252)
Total stockholders’ equity (deficit)	(79,449)	(66,552)
Total Liabilities and Stockholders’ Equity (Deficit)	$3,047	$689

Going Concern (Note 1)
Subsequent Event (Note 5)

____________________
Director

The accompanying notes are an integral part of these interim financial statements

FRESH START PRIVATE HOLDINGS, INC.
(Formerly RIVER EXPLORATION, INC.)
(An Exploration Stage Company)

 INTERIM STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended May 31, 2010	Three months ended May31, 2009	Six months ended May 31, 2010	Six months ended May 31, 2009	Cumulative results of operations from November 1, 2006 (date of inception) to May 31, 2010
EXPENSES

Office and general	$(120)	$(300)	$(380)	$(777)	$(10,110)
Foreign exchange gain/(loss)	100	-	(1,157)	561	1,435
Mining expenses	-	-	-	-	(6,044)
Professional fees	(5,648)	(6,550)	(12,360)	(10,332)	(87,430)

NET and COMPREHENSIVE LOSS	$(5,668)	$(6,850)	$(13,897)	$(10,548)	$(102,149)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING	280,920	696,561	280,920	1,247,558

The accompanying notes are an integral part of these interim financial statements

FRESH START PRIVATE HOLDINGS, INC.
(Formerly RIVER EXPLORATION, INC.)
(An Exploration Stage Company)

           INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
Cumulative from inception November 1, 2006 to May 31, 2010
(Unaudited)

	Common Stock		Additional Paid-in Capital	Share Subscription Receivable	Deficit Accumulated During the Exploration Stage	Total

Common stock issued for cash at $0.0055 per share
- November 16, 2006	1,710,000	$1,710	$7,790	$-	$-	$9,500
- Share Subscription receivable	-	-	-	(9,500)	-	(9,500)

Net loss for the period	-	-	-	-	(1,413)	(1,413)
Balance, November 30, 2006	1,710,000	1,710	7,790	(9,500)	(1,413)	(1,413)

Share subscription received	-	-	-	9,500	-	9,500

Common stock issued for cash at $0.1111 per share – October 2007	79,200	79	8,721	-	-	8,800
– November 2007	21,600	22	2,378	-	-	2,400

Net loss for year	-	-	-	-	(24,090)	(24,090)

Balance, November 30, 2007	1,810,800	1,811	18,889	-	(25,503)	(4,803)

Net loss for year	-	-	-	-	(32,324)	(32,324)

Balance, November 30, 2008	1,810,800	1,811	18,889	-	(57,827)	(37,127)

Common stock redeemed at $0.0055 – March 25, 2009	(1,530,000)	(1,530)	(6,970)	-	-	(8,500)

Common stock issued for cash at $0.35 per share – June 2009	120	0	10,500	-	-	10,500

Net loss for year	-	-	-	-	(30,425)	(30,425)

Balance, November 30, 2009	280,920	281	22,419	-	(88,252)	(65,552)

Net loss for period	-	-	-	-	(13,897)	(13,897)

Balance, May 31, 2010	280,920	$281	$22,419	$-	$(102,149)	$(79,449)

All share amounts have been restated to reflect the 1 for 250 reverse split in April 2010.

The accompanying notes are an integral part of these interim financial statements

FRESH START PRIVATE HOLDINGS, INC.
(Formerly RIVER EXPLORATION, INC.)
(An Exploration Stage Company)

 INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended May 31, 2010	Six months ended May 31, 2009	Cumulative results of operations from November 1, 2006 (date of inception) to May 31, 2010

OPERATING ACTIVITIES
Net loss for the period	$(13,897)	$(10,548)	$(102,149)
Item not involving cash
Foreign exchange loss (gain)	1,157	(561)	(1,435)
Adjustment to reconcile net loss to net cash used in operating activities
- accounts payable and accrued liabilities	(7,937)	8,681	17,011

NET CASH USED IN OPERATING ACTIVITIES	(20,677)	(2,428)	(86,573)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	22,700
Due to related party	10,884	-	29,346
Loans received	12,151	-	37,574

NET CASH PROVIDED BY FINANCING ACTIVITIES	23,035	-	89,620

NET INCREASE (DECREASE) IN CASH	2,358	(2,428)	3,047

CASH, BEGINNING OF PERIOD	689	2,487	-

CASH, END OF PERIOD	$3,047	$59	$3,047

Supplemental cash flow information Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Supplemental non cash transactions:
Redemption of common stock and Loan from related party	$-	$-	$8,500

The accompanying notes are an integral part of these interim financial statements

FRESH START PRIVATE HOLDINGS, INC.
(Formerly RIVER EXPLORATION, INC.)
 (An Exploration Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
FOR THE PERIOD ENDED MAY 31, 2010

NOTE 1 – NATURE OF OPERATIONS and GOING CONCERN

Fresh Start Private Holdings, Inc. (the “Company”) was incorporated on November 1, 2006 under the laws of the State of Nevada and extra-provincially registered under the laws of the Province of British Columbia on January 11, 2007. The Company is in the initial exploration stage and was organized to engage in the business of natural resource exploration in the Province of British Columbia.

Going concern

These financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and liabilities in the normal course of business. The Company commenced operations on November 1, 2006 and has not realized revenues since inception. The Company has a deficit accumulated to the period ended May 31, 2010 in the amount of $102,149. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company funded its initial operations by way of Founders shares, the issuance of shares to various investors, and loans.

NOTE 2 – BASIS OF PRESENTATION

These interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the Six months ended May 31, 2010 are not necessarily indicative of the results that may be expected for any interim period or an entire year. These interim financial statements should be read in conjunction with the audited financial statements for the year ended November 30, 2009.  The Company applies the same accounting policies and methods in its interim financial statements as those in the most recent audited annual financial statements.

NOTE 3 – DUE TO RELATED PARTY

River Exploration, Inc. owes the sole director and President of the Company $19,483 (2009 - $18,462).  There are no definite repayment terms, no security or accruing interest; accordingly fair value cannot be determined.

NOTE 4 – LOANS PAYABLE

At May 31, 2010 the Company has received a loan of $23,912 (Cdn$25,000) (2009 - $22,831) from a third party for the purposes of funding its operations. The loan agreement establishes no set date for repayment, is non-interest bearing, non-secured and is payable on demand; accordingly fair value cannot be reliably determined.

On January 15, 2010 the Company received a loan of $12,100 from a third party for the purpose of funding its operations, interest of $127 has been accrued. The loan agreement establishes no set date for repayment, bears interest of 4% per annum, is non-secured and is payable on demand; accordingly fair value cannot be reliably determined.

NOTE 5 – SUBSEQUENT EVENT

There have been no subsequent events as at the time these Statements were presented.

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

Fresh Start Private Holdings, Inc. (formerly River Exploration, Inc.) ("Fresh Start" the "Company," "we," "us") is an exploration stage company, incorporated on November 1, 2006, in the State of Nevada, to engage in the business of natural resource exploration in the Province of British Columbia.

The Company did not generate any revenue during the quarter ended May 31, 2010.

Total expenses in the quarter ended May 31, 2010 were $5,668 resulting in an operating loss for the fiscal quarter of $5,668. The operating loss for the period is a result of professional fees in the amount of $5,648, office and general in the amount of $120 and a foreign exchange gain of $100.

As of May 31, 2010 the Director has advanced $19,483 to the Company and the Company has obtained loans of $36,139 to maintain its operations.

As at the quarter ended May 31 the Company had $3,047 of cash.

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

ITEM 4. CONTROLS AND PROCEDURES

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles. As of July 20, 2010 management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of July 20, 2010 and communicated to our management.

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

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended May 31, 2010 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 25, 2009 the Board of Directors and the consenting stockholder adopted and approved a resolution to effect an amendment to our Articles of Incorporation to effect a forward split of all issued and outstanding shares of common stock, at a ratio of forty-five-for-one (the "Forward Stock Split").

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

On April 1, 2010 the Board of Directors and the consenting stockholder adopted and approved a resolution to effect a reverse stock split of all issued and outstanding shares of common stock of Fresh Start Private Holdings, at a ratio of two hundred and fifty-for-one (250:1). The Company provided notice to shareholders filed on Schedule 14 with the SEC on April 8, 2010.

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
Dated: July 20, 2010