Form 10-Q
period 2010-08-31
FRESH START PRIVATE HOLDINGS, INC.
filed 2010-10-20
CIK 1407343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 16, 2010 the registrant had 280,920 shares of common stock, $0.001 par value, issued and outstanding.

FRESH START PRIVATE HOLDINGS, INC.
 (Formerly RIVER EXPLORATION, INC.)
(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

August 31, 2010

Unaudited

INTERIM BALANCE SHEETS	3

INTERIM STATEMENTS OF OPERATIONS	4

INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)	5

INTERIM STATEMENTS OF CASH FLOW	6

NOTES TO INTERIM FINANCIAL STATEMENTS	7

FRESH START PRIVATE HOLDINGS, INC.
 (Formerly RIVER EXPLORATION, INC.)
(An Exploration Stage Company)

INTERIM BALANCE SHEETS
Unaudited

	August 31, 2010	November 30, 2009
		(Audited)
ASSETS

CURRENT ASSETS
Cash	$1,399	$689
TOTAL ASSETS	$1,399	$689

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$27,562	$24,948
Due to related party (Note 3)	26,983	18,462
Loans payable (Note 4)	35,928	22,831
TOTAL CURRENT LIABILITIES	90,473	66,241

STOCKHOLDERS’ EQUITY ( DEFICIT )
Capital stock
Authorized
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
280,920 shares of common stock (2009 - 280,920)	281	281
Additional Paid in Capital	22,419	22,419
Deficit accumulated during the development stage	(111,774)	(88,252)
TOTAL STOCKHOLDERS’ EQUITY/(DEFICIT)	(89,074)	(65,552)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)	$1,399	$689

The accompanying notes are an integral part of these interim financial statements

FRESH START PRIVATE HOLDINGS, INC.
 (Formerly RIVER EXPLORATION, INC.)
(An Exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS
Unaudited

					Cumulative results
					from inception
	Three months ended	Three months ended	Nine months ended	Nine months ended	(November 1, 2006) to
	August 31, 2010	August 31, 2009	August 31, 2010	August 31, 2009	August 31, 2010
REVENUE

Revenues	$-	$-	$-	$-	$-
Total Revenues	-	-	-	-	-

EXPENSES

Foreign exchange (gain) / loss	(332)	24	825	2,621	(1,767)
Office and general	1,864	662	2,244	1,440	11,975
Mining expenses	-	-	-	-	6,044
Professional fees	8,093	4,498	20,453	14,830	95,522
Loss before income taxes	9,625	5,184	23,522	18,891	111,774
Provision for income taxes	-	-	-	-	-
NET AND COMPREHENSIVE LOSS	$(9,625)	$(5,184)	$(23,522)	$(18,891)	$(111,774)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.03)	$(0.02)	$(0.08)	$(0.07)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	280,920	280,920	280,920	280,920

The accompanying notes are an integral part of these interim financial statements

FRESH START PRIVATE HOLDINGS, INC.
 (Formerly RIVER EXPLORATION, INC.)
(An Exploration Stage Company)

INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (November 1, 2006) to August 31, 2010

Unaudited

					Deficit accumulated
	Common Stock		Additional	Share	during the
	Number of shares	Amount	Paid-in Capital	Subscription Receivable	development stage	Total

Balance, Inception November 1, 2006	-	$-	$-	$-	$-	$-

Common Stock issued at $0.0055 per
share on November 1, 2006	1,710,000	1,710	7,790	-	-	9,500

Share Subscription Receivable	-	-	-	(9,500)	-	(9,500)

Net loss for the period	-	-	-		(1,413)	(1,413)

Balance, November 30, 2006	1,710,000	$1,710	$7,790	$(9,500)	$(1,413)	$(1,413)

Proceeds from Subscription Receivable	-	-	-	9,500	-	9,500

Common Stock issued at $0.1111 per
share - October, 2007	79,200	79	8,721	-	-	8,800
- November, 2007	21,600	22	2,378	-	-	2,400

Net loss for the year	-	-	-	-	(24,090)	(24,090)

Balance, November 30, 2007	1,810,800	$1,811	$18,889	$-	$(25,503)	$(4,803)

Net loss for the year	-	-	-	-	(32,324)	(32,324)

Balance, November 30, 2008	1,810,800	$1,811	$18,889	$-	$(57,827)	$(37,127)

Common Stock redeemed at $0.0055
per share on March 25, 2009	(1,530,000)	(1,530)	(6,970)	-	-	(8,500)

Common Stock issued for cash at
$87.50 per share - June 2009	120	-	10,500	-	-	10,500

Net loss for the year	-	-	-	-	(30,425)	(30,425)

Balance, November 30, 2009	280,920	$281	$22,419	$-	$(88,252)	$(65,552)

Net loss for the period	-	-	-	-	(23,522)	(23,522)

Balance, August 31, 2010	280,920	$281	$22,419	$-	$(111,774)	$(89,074)

The accompanying notes are an integral part of these interim financial statements

FRESH START PRIVATE HOLDINGS, INC.
 (Formerly RIVER EXPLORATION, INC.)
(An Exploration Stage Company)

INTERIM STATEMENTS OF CASH FLOW
Unaudited

	Nine months	Nine months	November 1, 2006
	ended	ended	(inception date) to
	August 31, 2010	August 31, 2009	August 31, 2010
NET CASH USED IN OPERATING ACTIVITIES
Net loss for the period	$(23,522)	$(18,891)	$(111,774)
Foreign exchange	825	2,621	(1,767)
Adjustment to reconcile net loss to net cash used
in operating activities:
Prepaid expenses	-	604	-
Accounts payable and accrued liabilities	2,614	3,661	27,562

	(20,083)	(12,005)	(85,979)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	10,500	22,700
Due to related party	8,521	-	26,983
Loans received	12,272	-	37,695

NET CASH FROM FINANCING ACTIVITIES	20,793	10,500	87,378

NET INCREASE ( DECREASE) IN CASH	710	(1,505)	1,399

CASH, BEGINNING OF PERIOD	689	2,487	-

CASH, END OF PERIOD	$1,399	$982	$1,399

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

Non-Cash Activities:
Redemption of common stock and loan
from related party	$-	$-	$8,500

The accompanying notes are an integral part of these interim financial statements

 FRESH START PRIVATE HOLDINGS, INC.
 (Formerly RIVER EXPLORATION, INC.)
(An Exploration Stage Company)

 NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS
August 31, 2010

NOTE 1 – NATURE OF OPERATIONS & BASIS OF PRESENTATION

Fresh Start Private Holdings, Inc. (the “Company”) was incorporated on November 1, 2006 under the laws of the State of Nevada and extra-provincially registered under the laws of the Province of British Columbia on January 11, 2007. The Company is in the initial exploration stage and was organized to engage in the business of natural resource exploration in the Province of British Columbia.

These interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended August 31, 2010 are not necessarily indicative of the results that may be expected for any interim period or an entire year. These interim financial statements should be read in conjunction with the audited financial statements for the year ended November 30, 2009.  The Company applies the same accounting policies and methods in its interim financial statements as those in the most recent audited annual financial statements.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. As of August 31, 2010, the Company has an accumulated deficit of $111,774, and if the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – DUE TO RELATED PARTY

The Company has received $26,983 (2009 - $18,462) as a loan from the sole director and President of the Company. The loan is payable on demand and without interest; accordingly fair value cannot be reliably determined.

NOTE 4 – LOANS PAYABLE

At August 31, 2010 the Company has received a loan of $23,580 (Cdn $25,000) (2009 - $22,831) from a third party for the purposes of funding operations. The loan agreement establishes no set date for repayment, is non-interest bearing, non-secured and is payable on demand; accordingly fair value cannot be reliably determined.

On January 15, 2010 the Company received a loan of $12,100 plus accrued interest of $248 from a third party for the purpose of funding its operations. The loan agreement establishes no set date for repayment, bears interest of 4% per annum, is non-secured and is payable on demand; accordingly fair value cannot be reliably determined.

NOTE 5 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events since August 31, 2010 and has determined that there are no events to disclose.

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION OVERVIEW

Fresh Start Private Holdings, Inc. (formerly River Exploration, Inc.) ("River Exploration" the "Company," "we," "us") is an exploration stage company, incorporated on November 1, 2006, in the State of Nevada, to engage in the business of natural resource exploration in the Province of British Columbia.

The Company did not generate any revenue during the quarter ended August 31, 2010.

Total expenses in the quarter ended August 31, 2010 were $9,625 resulting in an operating loss for the fiscal quarter of $9,625. The operating loss for the period is a result of professional fees in the amount of $8,903, office and general in the amount of $1,864 and a foreign exchange gain of $332.

As of August 31, 2010 the Director has advanced $26,983 to the Company and the Company has obtained loans of $35,928 to maintain its operations.

As at the quarter ended August 31, 2010 the Company had $1,399 of cash.

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

ITEM 4. CONTROLS AND PROCEDURES

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles. As of August 31, 2010 management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of August 31, 2010 and communicated to our management.

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

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended August 31, 2010 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

FRESH START PRIVATE HOLDINGS, INC. (formerly RIVER EXPLORATION, INC.)

Dated: October 19,2010	By:	/s/ ANDREW AIRD
Andrew Aird President, Secretary Treasurer, Principal Executive Officer, Principal Financial Officer and Director