Form 10-K
period 2010-11-30
FRESH START PRIVATE HOLDINGS, INC.
filed 2011-08-23
CIK 1407343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: November 30, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission File Number 333-145979

FRESH START PRIVATE HOLDINGS, INC.

(Formerly River Exploration, Inc.)
 (Exact name of registrant as specified in its charter)

Nevada	20-5886006
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

112 North Curry Street Carson City, Nevada	89703
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (775) 321-8267

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐ No ☐

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☐

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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity: As of August 15, 2011, the aggregate value of voting and non-voting common equity held by non-affiliates was approximately $201,840.

PART 1

ITEM 1: BUSINESS

Overview

Fresh Start Private Holdings, Inc. ("Fresh Start Private Holdings" the "Company," "we," "us") is an exploration stage company originally incorporated as River Exploration, Inc. on November 1, 2006, in the State of Nevada, to engage in the business of natural resource exploration in the Province of British Columbia.

On December 29, 2009 the Board of Directors and the consenting stockholder adopted and approved a resolution to effect an amendment to our Certificate of Incorporation to change of our name from "River Exploration, Inc." to "Fresh Start Private Holdings, Inc.". Effective March 1, 1010 the Company’s name was changed to Fresh Start Private Holdings, Inc.

The Company has not been involved in any bankruptcy, receivership or similar proceedings since its incorporation nor has it been involved in any reclassification, merger or consolidation. We have no plans to change our business activities.

General

On December 31, 2006, the Company entered into an Option Agreement with its sole officer and director, Andrew Aird. The Company optioned the mineral title to the Pretty Girl, New Chum, Venus, Beauty, Old Chum, Minnie Ha Ha Fr., Delos, Calamity Jane, Trojan, Horse, Ass and Burro claims (totaling 53 units) registered collectively as the Pretty Girl 3 and Pretty Girl 4 claims. The Company has allowed the option agreement to lapse as from June 30, 2009 and we continue to investigate new mineral claims. We have not yet undertaken any exploration activity.

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

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Fresh Start Private Holdings's ticker symbol for its shares of common stock quoted on the Over-the-Counter Bulletin Board is "FSPH".

As of November 30, 2010 we had thirty-two (32) active shareholders of record. The Company has not paid cash dividends and has no outstanding options.

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

Our auditor's report on our November 30, 2010 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay our bills. This doubt exists because we have not generated any revenues and no revenues are anticipated until we secure another mineral claim and begin removing and selling minerals. Our only other source of cash at this time is advances from our officer and director and investment by others through loans or sale of our common equity. Our success or failure will be determined by what we find under the ground. See "November 30, 2010 Audited Financial Statements - Auditors Report."

As of November 30, 2010, Fresh Start Private Holdings had $1,399 of cash on hand. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily the working capital required for any planned exploration activities and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.

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

Total expenses in the fiscal year ending November 30, 2010 were $43,305 resulting in an operating loss in the fiscal year of $43,305. The operating loss for the period is a result of professional fees in the amount of $29,934, office and general expenses in the amount of $12,546 and foreign exchange loss of $825. Since inception we have incurred operating expenses of $131,557. As of November 30, 2010 the Director has advanced $36,238 to the Company and the Company has obtained a loan of $36,049 to maintain its operations. These amounts are unsecured, non-interest bearing and without specific terms of repayment.  At November 30, 2010 the Company also had a loan including accrued interest of $12,469 from a third party for the purposes of funding its operations. The loan agreement establishes no set date for repayment and bears 4% interest.

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

As of June 30, 2009 the Company expended $6,044 in exploration expenses and not met the required minimum exploration expenses by that date., As of that date, the Company allowed the option agreement to lapse.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FRESH START PRIVATE HOLDINGS, INC.
(Formerly RIVER EXPLORATION, INC.)
(An Exploration Stage Company)

FINANCIAL STATEMENTS

NOVEMBER 30, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CHARTERED ACCOUNTANTS MacKay LLP	1100 – 1177 West Hastings Street Vancouver, BC V6E 4T5 Tel: (604) 687-4511 Fax: (604) 687-5805 Toll Free: 1-800-351-0426 www.mackay.ca

Report of Independent Registered Public Accounting Firm

To the Shareholders of
Fresh Start Private Holdings, Inc.
(Formerly River Exploration, Inc.)
(an Exploration Stage Company)

We have audited the balance sheets of Fresh Start Private Holdings, Inc. (Formerly River Exploration, Inc.) (an Exploration Stage Company) as at November 30, 2010 and 2009 and the statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and the period from incorporation on November 1, 2006 to November 30, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at November 30, 2010 and 2009 and the results of its operations and its cash flows for the years then ended and the period from incorporation on November 1, 2006 to November 30, 2010 in conformity with U.S. generally accepted accounting principles.

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

Vancouver, Canada	“MacKay LLP”
August 12, 2011	Chartered Accountants

FRESH START PRIVATE HOLDINGS, INC.
(Formerly RIVER EXPLORATION, INC.)
(An Exploration Stage Company)

BALANCE SHEETS

	November 30, 2010	November 30, 2009

ASSETS

CURRENT ASSETS
Cash	$1,399	$689
Prepaid expenses	406	-
TOTAL ASSETS	$1,805	$689

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$38,375	$24,948
Due to related party (Note 6)	36,238	18,462
Loans payable (Note 5)	36,049	22,831

TOTAL CURRENT LIABILITIES	110,662	66,241

STOCKHOLDERS’ EQUITY (DEFICIT )
Capital stock
Authorized
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
280,920 shares of common stock (2009 – 280,920)	281	281
Additional paid-in capital	22,419	22,419
Deficit accumulated during the exploration stage	(131,557)	(88,252)
Total stockholders’ equity (deficit)	(108,857)	(65,552)
Total Liabilities and Stockholders’ Equity (Deficit)	$1,805	$689

Going Concern (Note 1)

Approved on behalf of the Board:

______________________
Director

The accompanying notes are an integral part of these financial statements

FRESH START PRIVATE HOLDINGS, INC.
(Formerly RIVER EXPLORATION, INC.)
(An Exploration Stage Company)

 STATEMENTS OF OPERATIONS

	Year ended November 30, 2010	Year ended November 30, 2009	Cumulative results of operations from November 1, 2006 (date of inception) to November 30, 2010

EXPENSES

Office and general	$12,546	$2,731	$22,277
Foreign exchange loss (gain)	825	2,022	(1,767)
Natural resource property expenses (Note 4)	-	-	6,044
Professional fees	29,934	25,672	105,003

NET and COMPREHENSIVE LOSS	$43,305	$30,425	$131,557

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$0.00	$0.00
WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING	280,920	762,913

The accompanying notes are an integral part of these financial statements

FRESH START PRIVATE HOLDINGS, INC.
(Formerly RIVER EXPLORATION, INC.)
(An Exploration Stage Company)

 STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
Cumulative from inception November 1, 2006 to November 30, 2010

	Common Stock		Additional Paid-in Capital	Share Subscription Receivable	Deficit Accumulated During the Exploration Stage	Total

Common stock issued for cash at $0.005555 per share
- November 16, 2006	1,710,000	$1,710	$7,790	$-	$-	$9,500
- Share Subscription receivable	-	-	-	(9,500)	-	(9,500)

Net loss for the period	-	-	-	-	(1,413)	(1,413)
Balance, November 30, 2006	1,710,000	1,710	7,790	(9,500)	(1,413)	(1,413)

Share subscription received	-	-	-	9,500	-	9,500

Common stock issued for cash at $0.11111 per share – October 2007	79,200	79	8,721	-	-	8,800
– November 2007	21,600	22	2,378	-	-	2,400

Net loss for year	-	-	-	-	(24,090)	(24,090)
Balance, November 30, 2007	1,810,800	1,811	18,889	-	(25,503)	(4,803)

Net loss for year	-	-	-	-	(32,324)	(32,324)
Balance, November 30, 2008	1,810,800	1,811	18,889	-	(57,827)	(37,127)

Common stock redeemed at $0.005555 – March 25, 2009	(1,530,000)	(1,530)	(6,970)	-	-	(8,500)

Common stock issued for cash at $87.50 per share – June 2009	120	-	10,500	-	-	10,500
Net loss for year	-	-	-	-	(30,425)	(30,425)
Balance, November 30, 2009	280,920	281	22,419	-	(88,252)	(65,552)
Net loss for year	-	-	-	-	(43,305)	(43,305)
Balance, November 30, 2010	280,920	$281	$22,419	$-	$(131,557)	$(108,857)

All share amounts have been restated to reflect the 45 to1 forward split in March 2009.

All share amounts have been restated to reflect the 250 to1 reverse split in April 2010.

The accompanying notes are an integral part of these financial statements

FRESH START PRIVATE HOLDINGS, INC.
(Formerly RIVER EXPLORATION, INC.)
(An Exploration Stage Company)

 STATEMENTS OF CASH FLOWS

	Year ended November 30, 2010	Year ended November 30, 2009	Cumulative results of operations from November 1, 2006 (date of inception) to November 30, 2010

OPERATING ACTIVITIES
Net loss for the period	$(43,305)	$(30,425)	$(131,557)
Item not involving cash
Foreign exchange loss (gain)	825	2,022	(1,767)
Adjustments to reconcile net loss to net cash used in operating activities
- prepaid expense	(406)	604	(406)
- accounts payable and accrued liabilities	13,351	14,423	38,299

NET CASH USED IN OPERATING ACTIVITIES	(29,535)	(13,376)	(95,431)

INVESTING ACTIVITY	-	-	-

FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	2,000	22,700
Due to related party	17,776	-	36,238
Loans received	12,469	9,578	37,892

NET CASH PROVIDED BY FINANCING ACTIVITIES	30,245	11,578	96,830

NET INCREASE (DECREASE) IN CASH	710	(1,798)	1,399

CASH, BEGINNING OF PERIOD	689	2,487	-

CASH, END OF PERIOD	$1,399	$689	$1,399

Supplemental cash flow information
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

Supplemental non cash transactions:
Redemption of common stock and Loan from related party	$-	$8,500	$8,500

The accompanying notes are an integral part of these financial statements

FRESH START PRIVATE HOLDINGS, INC.
(Formerly RIVER EXPLORATION, INC.)
 (An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEAR ENDED NOVEMBER 30, 2010

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

On March 5, 2010 the Company’s name was changed to Fresh Start Private Holdings, Inc.

Going concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. As of November 30, 2010, the Company has an accumulated deficit of $131,557, and if the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

For the period ended November 30, 2010, all operations took place in British Columbia, Canada.

Comprehensive Loss

SFAS No. 130 (Codified under ASC 220), “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2010, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Fair Value of Financial Instruments and Derivative Financial Instruments

The Company has adopted FASB accounting standard for Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments.  The carrying amounts of cash, and accounts payable and accrued liabilities approximate their fair values because of the short maturity of these items.  Certain fair value estimates may be subject to and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect these estimates.  The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments in the management of its foreign exchange, commodity price, or interest rate market risks.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss per Common Share

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive loss per share reflects the potential dilution of securities that could share in the earnings of the Company. Because the Company does not have any potential dilutive securities, basic and diluted loss per share are the same.

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

Stock-based Compensation

The Company accounts for stock-based compensation issued to employees based on FASB accounting standard for Share Based Payment. It requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). It requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of the FASB accounting standard includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

As at November 30, 2010 the Company had no stock-based compensation plans nor had it granted any stock options.  Accordingly no stock-based compensation has been recorded to date.

NOTE 3 – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In May 2009, the FASB issued Accounting Standards Codification (“ASC”) 855-10, Subsequent Events (“ASC 855-10”) (amended in February 2010) (formerly SFAS Statement No 165), which establishes principles and requirements for subsequent events.  In particular, ASC 855-10 sets forth: (a) the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b)x the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date.  The adoption of this new standard did not have an impact on the Company’s financial statements.

In June 2009, the FASB issued new guidance which is now part of ASC 810-10 (formerly SFAS Statement No. 167), to improve financial reporting by enterprises involved with variable interest entities.  The FASB undertook this project to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (which is now part of ASC 810-10), as a result of the elimination of the qualifying special-purpose entity, and (2) constituent concerns about the application of certain key provisions of ASC 810-10, including those in which the accounting and disclosures under ASC 810-10 do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity.  This new guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The adoption of this guidance on December 1, 2009 did not have an impact on the Company’s financial statements.

In June 2009, the FASB issued new guidance which is now part of ASC 105-10 (the “Codification”) (formerly Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles), which will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of the Codification, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of the Codification only had the effect of amending references to authoritative accounting guidance in the Company’s financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures” (“ASU 2010-06”).  This update provides amendments to ASC Topic 820, “Fair Value Measurements and Disclosure”, that requires new disclosure for transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements.  The update also provides amendments that clarify existing disclosures surrounding levels of disaggregation and inputs and valuation techniques.  ASU 2010-06 is effective for reporting periods beginning after December 15, 2009 with the exception of Level 3 activity fair value measurements which is effective for reporting periods beginning after December 15, 2010.

In April 2010, the FASB issued Accounting Standards Update No. 2010-13 “Compensation – Stock Compensation” (“ASU 2010-13”).  This update addresses whether an employee stock option should be classified as a liability or as an equity instrument if the exercise price is denominated in the currency in which a substantial portion of the entity’s equity securities trades.  That currency may differ from the entity’s functional currency and from the payroll currency of the employee receiving the option.  This update provides amendments to ASC 718, “Compensation – Stock Compensation” to clarify that an employee share-based payment award that has an exercise price denominated in the currency of the market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition.  Therefore, an entity should not classify such an award as a liability if it otherwise qualifies as equity.  ASU 2010-13 is effective for reporting periods beginning after December 15, 2010.

NOTE 4 – NATURAL RESOURCE PROPERTIES and RELATED EXPLORATION EXPENSES

On December 31, 2006 the Company entered into an option agreement with its President to purchase a 100% undivided interest in two mining claims located in the Invermere area, British Columbia, Canada.

The Company, according to the option agreement, must complete exploration expenditures of $12,500 on or before March 31, 2008, a further $45,000 of completed exploration expenditures on or before March 31, 2009, for an aggregate total of minimum exploration expenses of $57,500. The option agreement has since been extended to September 30, 2008, and then again to March 31, 2009.

On March 23, 2009 the option agreement was further amended to extend the date of the minimum exploration expense payment from March 31, 2009 to June 30, 2009.

As of June 30, 2009, the Company expended $6,044 in exploration expenses and had not met the required minimum exploration expenses by that date.  As of that date, the Company allowed the option agreement to lapse.

NOTE 5– LOANS PAYABLE

At November 30, 2010 the Company had a loan of $23,580 (Cdn$25,000) (2009 - $22,831) from a third party for the purposes of funding its operations. The loan agreement establishes no set date for repayment, is non-interest bearing, unsecured and is payable on demand; accordingly fair value cannot be reliably determined.

At November 30, 2010 the Company had a loan including accrued interest of $12,469 (2009 - $Nil) from a third party for the purposes of funding its operations. The loan agreement establishes no set date for repayment, bears 4% interest, unsecured and is payable on demand, accordingly fair value cannot be reliably determined.

NOTE 6– DUE TO RELATED PARTY

Fresh Start Private Holdings, Inc. owes the sole director and President of the Company $36,238 (2009 - $18,462).  There are no definite repayment terms, no security or accruing interest. Accordingly fair value cannot be determined.

NOTE 7 – CAPITAL STOCK

As of March 25, 2009, the sole Director redeemed 1,530,000 shares of the common stock in the Company for consideration of $8,500 which was paid originally.

On March 25, 2009 the Company changed its capitalization from 300,000 to 800,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.

On March 25, 2009 the directors of the Company approved a special resolution to undertake a forward split of the common stock of the Company on a 45 new shares for 1 old share.

All share amounts have been restated to reflect the 45 to1 forward split in March 2009.

On June 5, 2009, the Company issued 120 common shares at $87.50 per share for gross proceeds of $10,500.

All share amounts have been restated to reflect the 250 to 1 reverse split in April 2010.

Note 8 – FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, accounts payable and accrued liabilities, due to related party and loans payable. It is management’s opinion that the Company is not exposed to significant interest, currency, or credit risks arising from these financial instruments.

As at November 30, 2010, the Company had the following financial assets and liabilities denominated in Canadian dollars:

Cdn dollars
Accounts payable and accrued liabilities	$10,600
Loans payable	$25,000

The above amounts are subject to gains and losses arising from fluctuations in the exchange rate between the Canadian dollar and the U.S. dollar. As of November 30, 2010, Canadian dollar amounts were converted at a rate of $1.06 Canadian dollars to $1.00 U.S. dollar.

NOTE 9 – INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	November 30, 2010	November 30, 2009

Net loss before income taxes per financial statements	$(43,305)	$(30,425)
Income tax rate	35%	35%
Income tax recovery	(15,157)	(10,649)
Non-deductible	3,500	–
Valuation allowance change	11,657	10,649
Provision for income taxes	$–	$–

The significant components of deferred income tax assets at November 30, 2010 and 2009 are as follows:

	November 30, 2010	November 30, 2009
Net operating loss carryforward	$43,000	$31,000
Valuation allowance	(43,000)	(31,000)
Net deferred income tax asset	$–	$–

NOTE 9 – INCOME TAXES (continued)

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

No provision for income taxes has been provided in these financial statements due to the net loss for the years ended November 30, 2010 and 2009.

The Company has not filed income tax returns since inception.

NOTE 10 – SUBSEQUENT EVENT

The Company has evaluated subsequent events and has determined that there are no subsequent events to be disclosed.

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

As of November 30, 2010 management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to the lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of November 30, 2010.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, address, age, and position of our present officers and director is set forth below:

Name and Address	Age	Position(s)

Andrew Aird	69	President, Treasurer, Chief
513 - 580 Raven Woods Drive		Financial Officer and Chairman of the
North Vancouver, BC V7G 2T2		Board of Directors.

Ron McIntyre	62	Secretary
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED

STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our common shares as it relates to our named director and executive officer, and each person known to the Company to be the beneficial owner of more than five percent (5%) of said securities, and all of our directors and executive officers as a group:

Name and Position	Shares	Percent	Security

Andrew Aird
President and Director	180,000	64%	Common

Officers and Directors as a Group (1)	180,000	64%	Common

The address for Andrew Aird is 513 - 580 Raven Woods Drive; North Vancouver, BC V7G 2T2 Canada.

The above referenced common shares were paid for and issued in November, 2006, for total consideration of $9,500.  As of March 25, 2009, the sole Director redeemed 1,530,000 shares of the common stock in the Company.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

During the fiscal year ended November 30, 2010 we incurred approximately $7,500 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended November 30, 2010. For review of our financial statements for the quarters ended February 28, 2010, May 31, 2010 and August 31, 2010 we incurred approximately $7,161 in fees to our principal independent accountants for professional services.

During the fiscal year ended November 30, 2010, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

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

FRESH START PRIVATE HOLDINGS, INC.

Dated: August 22, 2011	By:	/s/ Andrew Aird
Andrew Aird
President, Treasurer,
Principal Executive Officer,
Principal Financial Officer and Director