Form 10-Q
period 2011-02-28
FRESH START PRIVATE HOLDINGS, INC.
filed 2011-09-16
CIK 1407343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2011
or

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 7, 2011 the registrant had 280,920 shares of common stock, $0.001 par value, issued and outstanding.

FRESH START PRIVATE HOLDINGS, INC.
(Formerly RIVER EXPLORATION, INC.)
(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

February 28, 2011

Unaudited

INTERIM BALANCE SHEETS	3

INTERIM STATEMENTS OF OPERATIONS	4

INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)	5

INTERIM STATEMENTS OF CASH FLOW	6

NOTES TO INTERIM FINANCIAL STATEMENTS	7

FRESH START PRIVATE HOLDINGS, INC.
(Formerly RIVER EXPLORATION, INC.)
(An Exploration Stage Company)

INTERIM BALANCE SHEETS
Unaudited

	February 28, 2011	November 30, 2010
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$511	$1,399
Prepaid expenses	188	406
TOTAL ASSETS	$699	$1,805

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$44,894	$38,375
Loans from Related Party (Note 3)	36,238	36,238
Loans Payable (Note 4)	36,170	36,049
TOTAL CURRENT LIABILITIES	$117,302	$110,662

STOCKHOLDER'S EQUITY ( DEFICIT )
Capital stock
Authorized
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
280,920 shares of common stock	$281	$281
Additional Paid in Capital	22,419	22,419
Deficit accumulated during the development stage	(139,303)	(131,557)
TOTAL STOCKHOLDER'S EQUITY/(DEFICIT)	$(116,603)	$(108,857)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY/(DEFICIT)	$699	$1,805

The accompanying notes are an integral part of these financial statements

FRESH START PRIVATE HOLDINGS, INC.
(Formerly RIVER EXPLORATION, INC.)
(An Exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS
Unaudited

			Cumulative results
			from inception
	Three months	Three months	(November 1, 2006)
	ended	ended	to
	February 28, 2011	February 28, 2010	February 28, 2011
REVENUE

Revenues	$-	$-	$-
Total Revenues	$-	$-	$-

EXPENSES

Office and general	$121	$260	$22,398
Foreign exchange gain/ (loss)	-	1,257	(1,767)
Mining expenses	-	-	6,044
Professional Fees	7,625	6,712	112,628
Loss before income taxes	$7,746	$8,229	$139,303
Provision for income taxes	-	-	-
NET LOSS	$(7,746)	$(8,229)	$(139,303)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.03)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	$280,920	$280,920

The accompanying notes are an integral part of these financial statements

INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
From inception (November 1, 2006) to February 28, 2011

Unaudited

					Deficit
					accumulated
	Common Stock		Additional	Share	during the
	Number of		Paid-in	Subscription	development
	shares	Amount	Capital	Receivable	stage	Total

Balance, Inception November 1, 2006	-	$-	$-	$-	$-	$-

Common Stock issued at $0.000022 per
share on November 1, 2006	1,710,000	1,710	7,790	-	-	9,500

Share Subscription Receivable				(9,500)		(9,500)

Net loss for the period					(1,413)	(1,413)

Balance, November 30, 2006	1,710,000	$1,710	$7,790	$(9,500)	$(1,413)	$(1,413)

Proceeds from Subscription Receivable				9,500		9,500

Common Stock issued at $0.00044 per
share - October, 2007	79,200	79	8,721			8,800
- November, 2007	21,600	22	2,378			2,400

Net loss for the year					(24,090)	(24,090)

Balance, November 30, 2007	1,810,800	$1,811	$18,889	$-	$(25,503)	$(4,803)

Net loss for the year					(32,324)	(32,324)

Balance, November 30, 2008	1,810,800	$1,811	$18,889	$-	$(57,827)	$(37,127)

Common Stock redeemed at $0.000022
at $0.35 per share on March 25, 2009	(1,530,000)	(1,530)	(6,970)			(8,500)

Common Stock issued for cash at
$0.35 per share – June 2009	120		10,500			10,500

Net loss for the year					(30,425)	(30,425)

Balance, November 30, 2009	280,920	$281	$22,419	$-	$(88,252)	$(65,552)

Net loss for the year					(43,305)	(43,305)

Balance, November 30, 2010	280,920	$281	$22,419	$-	$(131,557)	$(108,857)

Net loss for the period to February 28, 2011					(7,746)	(7,746)

Balance, February 28, 2011	280,920	$281	$22,419	$-	$(139,303)	$(116,603)

The accompanying notes are an integral part of these financial statements

FRESH START PRIVATE HOLDINGS, INC.
(Formerly RIVER EXPLORATION, INC.)
(An Exploration Stage Company)

INTERIM STATEMENTS OF CASH FLOW
Unaudited

			Cumulative results
			November 1, 2006
	Three months	Three months	(inception date)
	ended	ended	to
	February 28, 2011	February 28, 2010	February 28, 2011

NET CASH USED IN OPERATING ACTIVITIES
Net loss for the period	$(7,746)	$(8,229)	$(139,303)
Adjustment to reconcile net loss to net cash used
in operating activities:
Foreign exchange loss/ (gain)	-	1,257	(1,767)
Interest on loan payable	121		121
Changes in operating assets and liabilities
Prepaid Expenses	219	-	(188)
Accounts payable and accrued liabilities	$6,519	$(3,798)	44,818

	$(888)	$(10,770)	$(96,319)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	22,700
Due to related party	-	1,021	36,238
Loans received	-	12,107	37,892

NET CASH FROM FINANCING ACTIVITIES	$-	$13,128	$96,830

NET INCREASE ( DECREASE) IN CASH	$(888)	$2,358	$511

CASH, BEGINNING OF PERIOD	$1,399	$689	$-

CASH, END OF PERIOD	$511	$3,047	$511

Supplemental cash flow information:
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

Non-Cash Activities:
Redemption of common stock and loan
from related party	$-	$-	$8,500

The accompanying notes are an integral part of these financial statements

FRESH START PRIVATE HOLDINGS, INC.
(Formerly RIVER EXPLORATION, INC.)
(An Exploration Stage Company)
NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

February 28, 2011

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2010 audited financial statements.  The results of operations for the periods ended February 28, 2011 and the same period last year are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. As of February 28, 2011, the Company has an accumulated deficit of $139,303, and if the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 - DUE TO RELATED PARTY

The Company has received $36,238 (2009 - $36,238) as a loan from a related party. The loan is payable on demand and non – interest bearing.

NOTE 4 - LOANS PAYABLE

At February 28, 2011 the Company has received a loan of $23,580 (Cdn$25,000) (2009 - $22,831) from a third party for the purposes of funding its operations. The loan has  no set date for repayment, is non-interest bearing, non-secured and is payable on demand; accordingly fair value cannot be reliably determined.

On January 15, 2010 the Company received a loan of $12,100 plus accrued interest of $490 from a third party for the purpose of funding its operations. The loan has  no set date for repayment, bears interest of 4% per annum, is non-secured and is payable on demand; accordingly fair value cannot be reliably determined.

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

Fresh Start Private Holdings, Inc. (formerly River Exploration, Inc.) ("River Exploration" the "Company," "we," "us") is an exploration stage company, incorporated on November 1, 2006, in the State of Nevada, to engage in the business of natural resource exploration in the Province of British Columbia.

The Company did not generate any revenue during the quarter ended February 28, 2011.

Total expenses in the quarter ended February 28, 2011 were $7,746 resulting in an operating loss for the fiscal quarter of $7,746. The operating loss for the period is a result of professional fees in the amount of $7,625, office and general in the amount of $121.

As of February 28, 2011 the Director has advanced $36,238 to the Company and the Company has obtained loans of $36,170 to maintain its operations.

As at the quarter ended February 28, 2011 the Company had $511 of cash.

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

The Company was unsuccessful in negotiating an option on a mineral deposit in China. Over the next 12 months we will continue to seek options on mineral deposits. These planned activities will be dependent on our ability to raise additional funds. We also expect to spend an additional $15,000 on administration and office expenses.

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

ITEM 4. CONTROLS AND PROCEDURES

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles. As of February 28, 2011 management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, our Principle Executive Officer who also serves as our Principle Financial Officer concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended February 28, 2011 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

FRESH START PRIVATE HOLDINGS, INC.
(formerly RIVER EXPLORATION, INC.)

Dated: September 14, 2011	By:	/s/ ANDREW AIRD
Andrew Aird,
President, Secretary Treasurer,
Principal Executive Officer, Principal Financial Officer and Director