Form 10-Q
period 2011-08-31
FRESH START PRIVATE HOLDINGS, INC.
filed 2011-10-18
CIK 1407343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2011

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission File Number 000-053400

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 12, 2011 the registrant had 280,920 shares of common stock, $0.001 par value, issued and outstanding.

FRESH START PRIVATE HOLDINGS, INC.
(formerly River Exploration, Inc.)

(An Exploration Stage Company)

FINANCIAL STATEMENTS

August 31, 2011

FRESH START PRIVATE HOLDINGS, INC.
(formerly River Exploration, Inc.)
(An Exploration Stage Company)

BALANCE SHEETS

	August 31, 2011	November 30, 2010
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$511	$1,399
Prepaid	-	406

TOTAL ASSETS	$511	$1,805

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$48,342	$38,375
Due to related party (Note 3)	36,238	36,238
Loans payable and accrued interest (Note 4)	36,412	36,049

TOTAL LIABILITIES	120,992	110,662

STOCKHOLDERS’ DEFICIT
Capital stock
Authorized
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
280,920 shares of common stock (November 30, 2010 –280,920)	281	281
Additional paid-in capital	22,419	22,419
Deficit accumulated during the exploration stage	(143,181)	(131,557)

TOTAL STOCKHOLDERS’ DEFICIT	(120,481)	(108,857)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$511	$1,805

The accompanying notes are an integral part of these financial statements.

FRESH START PRIVATE HOLDINGS, INC.
(formerly River Exploration, Inc.)
(An Exploration stage company)

STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended		From inception (November 1, 2006) to
	August 31,	August 31,	August 31,	August 31,	August 31,
	2011	2010	2011	2010	2011

GENERAL AND ADMINISTRATIVE EXPENSES
Office and general	121	1,864	363	2,244	22,640
Foreign exchange gain/(loss)	-	(332)	-	825	(1,767)
Mining expenses	-	-	-	-	6,044
Professional fees	1,948	8,093	11,261	20,453	116,264

TOTAL GENERAL & ADMINISTRATION EXPENSES	2,069	9,625	11,624	23,522	143,181

NET LOSS	$(2,069)	$(9,625)	$(11,624)	$(23,522)	$(143,181)

LOSS PER COMMON SHARE BASIC	$(0.01)	$(0.03)	$(0.04)	$(0.08)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC	280,920	280,920	280,920	280,920

The accompanying notes are an integral part of these financial statements.

FRESH START PRIVATE HOLDINGS, INC.
(formerly River Exploration, Inc.)
(an exploration stage company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM NOVEMBER 1, 2006 (INCEPTION) TO AUGUST 31, 2011

	Common Stock		Additional	Share	Deficit Accumulated During the
	Number of shares	Amount	Paid-in Capital	Subscription Receivable	Exploration Stage	Total
Shares issued for cash at $0.0055 per share, November 1, 2006	1,710,000	$1,710	$7,790	$-	$-	$9,500
Share Subscription Receivable	-	-	-	(9,500)	-	(9,500)

Net loss for the period	-	-	-	-	(1,413)	(1,413)

Balance, November 30, 2006	1,710,000	1,710	7,790	(9,500)	(1,413)	(1,413)

Proceeds from Subscription Receivable	-	-	-	9,500	-	9,500

Shares issued for cash at $0.1111 per share,
October, 2007	79,200	79	8,721		-	8,800
November, 2007	21,600	22	2,378	-	-	2,400

Net loss for the period	-	-	-	-	(24,090)	(24,090)

Balance, November 30, 2007	1,810,800	1,811	18,889	-	(25,503)	(4,803)

Net loss for the period	-	-	-	-	(32,324)	(32,324)

Balance, November 30, 2008	1,810,800	1,811	18,889	-	(57,827)	(37,127)

Common Stock redeemed at $0.0055 per share on March 25, 2009	(1,530,000)	(1,530)	(6,970)	-	-	(8,500)
Shares issued for cash At $87.50 per share – June, 2009	120	-	10,500	-	-	10,500

Net loss for the period	-	-	-	-	(30,425)	(30,425)

Balance, November 30, 2009	280,920	281	22,419	-	(88,252)	(65,552)

Net loss for the period	-	-	-	-	(43,305)	(43,305)
Balance, November 30, 2010	280,920	281	22,419		(131,557)	(108,857)

Net loss for the period	-	-	-	-	(11,624)	(11,624)

Balance, August 31, 2011	280,920	$281	$22,419	$-	$(143,181)	$(120,481)

The accompanying notes are an integral part of these financial statements.

FRESH START PRIVATE HOLDINGS, INC.
(formerly River Exploration, Inc.)
(An Exploration stage company)

STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended August 31, 2011	Nine months ended August 31, 2010	Inception (November 1, 2006) to August 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(11,624)	$(23,522)	$(143,181)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange loss/(gain)	-	825	(1,767)
Changes in operating assets and liabilities:
Interest on loan payable	363	-	363
Prepaid expenses	406	-	-
Accounts payable and accrued liabilities	9,967	2,614	48,266

NET CASH USED IN OPERATING ACTIVITIES	(888)	(20,083)	(96,319)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	-	-	22,700
Proceeds from shareholder loans – related parties	-	8,521	36,238
Proceeds from loans/advances	-	12,272	37,892

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	20,793	96,830

NET INCREASE IN CASH	(888)	710	511

CASH, BEGINNING	1,399	689	-

CASH, ENDING	$511	$1,399	$511

SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

Cash paid during the period for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

Redemption of common stock and loan from related party	$-	$-	$8,500

The accompanying notes are an integral part of these financial statements.

FRESH START PRIVATE HOLDINGS, INC.
(formerly River Exploration, Inc.)
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2011 (unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Fresh Start Private Holdings, Inc. (the “Company”) was incorporated in the State of Nevada on November 1, 2006 and extra-provincially registered under the laws of the Province of British Columbia on January 11, 2007. The Company is in the initial exploration stage and was organized to engage in the business of natural resource exploration in the Province of British Columbia. The Company is an exploration stage enterprise, as defined in FASB ASC 915 “Development Stage Entities.”

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern
To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $143,181.  As at August 31, 2011, the Company has a working capital deficit of $120,481.  The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company intends to continue to fund its mineral exploration business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Unaudited Financial Statements
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended November 30, 2010 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended August 31, 2011 are not necessarily indicative of the results that may be expected for the year ending November 30, 2011.

Cash and Cash Equivalents
For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At August 31, 2011, the Company's bank deposits did not exceed the insured amounts.

Basic Income (Loss) Per Share
The Company computes loss per share in accordance with “ASC-260,” “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair value of financial instruments
The estimated fair values of financial instruments were determined by management using available market information and appropriate valuation methodologies. The carrying amounts of financial instruments including cash and accounts payable approximate their fair value because of their short maturities.

FRESH START PRIVATE HOLDINGS, INC.
(formerly River Exploration, Inc.)
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2011 (unaudited)

Recent pronouncements

The Company has evaluated the recent accounting pronouncements through ASU 2011-09 and believes that none of them will have a material effect on the Company’s financial statements.

NOTE 3 – DUE TO RELATED PARTY

The Company has received $36,238 (November 30, 2010 - $36,238) as a loan from the sole officer and President of the Company. The loan is unsecured, payable on demand and bears no interest.

NOTE 4 – LOANS PAYABLE AND ACCRUED INTEREST

As of August 31, 2011 the Company had a loan of $23,580 (CDN $25,000) (November 30, 2010 - $23,580) from a third party for the purposes of funding its operations.  The loan has no set date for repayment, is non-interest bearing, unsecured and is payable on demand; accordingly fair value cannot be reliably determined.

On January 15, 2010 the Company received a loan of $12,100 plus accrued interest of $732 from a third party for the purpose of funding its operations.  The loan has no set date for repayment, bears interest of 4% per annum, is unsecured and is payable on demand; accordingly fair value cannot be reliably determined.

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

Fresh Start Private Holdings, Inc. (formerly River Exploration, Inc.) ("River Exploration" the "Company," "we," "us") is an exploration stage company, incorporated on November 1, 2006, in the State of Nevada, to engage in the business of natural resource exploration in the Province of British Columbia.

The Company did not generate any revenue during the quarter ended August 31, 2011.

Total expenses in the quarter ended August 31, 2011 were $2,069 resulting in an operating loss for the fiscal quarter of $2,069. The operating loss for the period is a result of professional fees in the amount of $1,948 and office and general expense in the amount of $121.

As of August 31, 2011 the Director has advanced $36,238 to the Company and the Company has obtained loans of $36,412 to maintain its operations.

As at the quarter ended August 31, 2011 the Company had $511 of cash.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues since inception and no revenues are anticipated until we begin removing and selling minerals. Accordingly we must raise cash from sources other than the sale of minerals found on our property. Our only other source of cash at this time is advances from our officer and director and investments by others through loans or sale of our common equity.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations.  The Company intends to continue to fund its mineral exploration business by way of private placements and advances from related parties as may be required.

We anticipate that our current cash and cash equivalents and cash generated from financing activities will be insufficient to satisfy our liquidity requirements. We expect to incur exploration and administrative expenses as well as professional fees and other expenses associated with maintaining our SEC filings. If we are unable to obtain additional financing, we may be required to reduce the scope of our exploration activities, which could harm our business, financial condition and operating results. Additional funding may not be available on favorable terms, if at all.

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

OFF BALANCE SHEET ARRANGEMENTS

As of the date of this quarterly report, the current funds available to the Company will not be sufficient to continue operations. The cost to maintain the Company and begin operations has been estimated at $75,800 over the next twelve months and the cost of maintaining its reporting status is estimated to be $15,000 over the same period. Our officer and director, Mr. Aird has undertaken to provide the Company with operating capital to sustain our business over the next twelve month period, as the expenses are incurred, in the form of a unsecured loan. However, there is no contract in place or written agreement securing this undertaking. Management believes if the Company cannot raise sufficient revenues or maintain our reporting status with the SEC we will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, who also acts as our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our President and Chief Executive Officer, who also acts as our principal financial officer, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our President and Chief Executive Officer, concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report for the purpose of gathering, analyzing and disclosing of information that the Company is required to disclose in the reports it files under the Exchange Act, within the time periods specified in the SEC’s rules and forms.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of August 31, 2011 and communicated to our management.

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

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result in proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future. We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended August 31, 2011 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

101.INS ***	XBRL Instance Document

101.SCH ***	XBRL Taxonomy Extension Schema Document

101.CAL ***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF ***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB ***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE ***	XBRL Taxonomy Extension Presentation Linkbase Document

* Included in Exhibit 31.1 ** Included in Exhibit 32.1

*** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Exchange Act or 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRESH START PRIVATE HOLDINGS, INC. (formerly RIVER EXPLORATION, INC.)

Dated: October 18, 2011	By:	/s/ ANDREW AIRD
Name: Andrew Aird
Title: President, Secretary Treasurer, Principal Executive Officer, Principal Financial Officer and Director