Form 10-K/A
period 2010-11-30
FRESH START PRIVATE HOLDINGS, INC.
filed 2011-11-07
CIK 1407343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

(Amendment No. 1)

FORM 10-K/A

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: November 30, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission File Number 000-534000

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

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

In order to maintain our status as a going concern we must raise additional proceeds of approximately $40,000 over the course of the next twelve months in order to cover expenses related to maintaining our status as a reporting company (legal, auditing, and filing fees) estimated at $35,000 and $5,000 to cover administrative costs.  In the event we negotiate mineral claims, in order to begin staged exploration activities, the Company will be required to raise additional capital. However, the Company cannot estimate the expense of staged exploration activities until such mineral claims have been identified. There is no assurance we will receive the required financing to complete our business strategies.  Even if we are successful in raising capital, we have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.  If we are unable to accomplish raising adequate funds, it would be likely that any investment made into the Company would be lost in its entirety.

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

Over the next twelve months

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

On March 5, 2010 the Company’s name was changed to Fresh Start Private Holdings, Inc.

Going concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs for the next fiscal year and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. As of November 30, 2010, the Company has an accumulated deficit of $131,557, and if the Company is unable to obtain adequate capital, it could be forced to cease operations.

Over the next 12 months, the Company plans to investigate and negotiate mineral claims. Upon securing a mineral claim, the Company plans to initiate exploration however, the Company cannot estimate the expense of exploration activities until such mineral claims have been identified. In order to continue as a going concern during the next fiscal year, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

NOTE 3 – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In May 2009, the FASB issued Accounting Standards Codification (“ASC”) 855-10, Subsequent Events (“ASC 855-10”) (amended in February 2010) (formerly SFAS Statement No 165), which establishes principles and requirements for subsequent events.  In particular, ASC 855-10 sets forth: (a) the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date.  The adoption of this new standard did not have an impact on the Company’s financial statements.

NOTE 3 – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS (continued)

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

Under the supervision and with the participation of our management, including our President and principal financial officer, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President and principle executive officer, who also acts as our principal financial officer, concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report for the purpose of gathering, analyzing and disclosing of information that the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

Limitations on Effectiveness of Controls

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

Management’s Annual Report on Internal Control Over Financial Reporting

As of November 30, 2010 management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal control over financial reporting were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, address, age, and position of our present officers and director is set forth below:

Name and Address	Age	Position(s)

Andrew Aird	69	President, Treasurer, Chief Financial Officer and Chairman of the Board of Directors.
513 - 580 Raven Woods Drive
North Vancouver, BC V7G 2T2
Ron McIntyre	62	Secretary
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

PART IV

ITEM 15. EXHIBITS

23.1	Consent of MacKay, LLP

1.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **
____________
* Included in Exhibit 31.1
** Included in Exhibit 32.1

SIGNATURES

In accordance with the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRESH START PRIVATE HOLDINGS, INC.

Dated: November 7, 2011	By:	/s/ Andrew Aird
Andrew Aird
President, Treasurer,
Principal Executive Officer,
Principal Financial Officer and Director