Form 10-K
period 2011-11-30
FRESH START PRIVATE HOLDINGS, INC.
filed 2012-03-14
CIK 1407343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: November 30, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission File Number 000-53400

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity: As of March 13, 2012, the aggregate value of voting and non-voting common equity held by non-affiliates was approximately $201,840.

PART 1

ITEM 1: BUSINESS

Overview

Fresh Start Private Holdings, Inc. ("Fresh Start Private Holdings" the "Company," "we," "us") is an exploration stage company originally incorporated as River Exploration, Inc. on November 1, 2006, in the State of Nevada, to engage in the business of natural resource exploration in the Province of British Columbia.

On December 29, 2009 the Board of Directors and the consenting stockholder adopted and approved a resolution to effect an amendment to our Certificate of Incorporation to change of our name from "River Exploration, Inc." to "Fresh Start Private Holdings, Inc.". Effective March 1, 2010 the Company’s name was changed to Fresh Start Private Holdings, Inc.

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

As of November 30, 2011 we had thirty-two (32) active shareholders of record. The Company has not paid cash dividends and has no outstanding options.

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

Our auditor's report on our November 30, 2011 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay our bills. This doubt exists because we have not generated any revenues and no revenues are anticipated until we secure another mineral claim and begin removing and selling minerals. Our only other source of cash at this time is advances from our officer and director and investment by others through loans or sale of our common equity. Our success or failure will be determined by what we find under the ground. See "November 30, 2011 Audited Financial Statements - Auditors Report."

As of November 30, 2011, Fresh Start Private Holdings had $511 of cash on hand. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily the working capital required for any planned exploration activities and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.

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

Total expenses in the fiscal year ending November 30, 2011 were $18,399 resulting in an operating loss in the fiscal year of $18,399. The operating loss for the period is a result of professional fees in the amount of $16,957, office and general expenses in the amount of $1,442. Since inception we have incurred operating expenses of $149,587. As of November 30, 2011 the Director has advanced $36,238 to the Company. This amount is unsecured, non-interest bearing and without specific terms of repayment.  The Company has obtained a loan of $35,680 to maintain its operations. The loan agreement establishes no set date for repayment and bears 4% interest.

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

As of June 30, 2009 the Company expended $6,044 in exploration expenses and did not meet the required minimum exploration expenses by that date. As of that date, the Company allowed the option agreement to lapse.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FRESH START PRIVATE HOLDINGS, INC.
(Formerly River Exploration, Inc.)

(An Exploration Stage Company)

FINANCIAL STATEMENTS

November 30, 2011 and 2010

(Audited)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Fresh Start Private Holdings, Inc.

We have audited the accompanying balance sheet of Fresh Start Private Holdings, Inc. (An Exploration Stage Company) as of November 30, 2011 and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended and from inception (November 1, 2006) to November 30, 2011. Fresh Start Private Holdings, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial  statements of Fresh Start Private Holdings, Inc. for the  year  ended  November 30, 2010 and from inception (November 1, 2006) to November 30, 2010. Those statements were audited by other auditors and our opinion,  in so far as it relates to the amounts  included in the year ended  November 30, 2010 and from  inception  (November 1, 2006) to November 30, 2010, is based solely on the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over the financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fresh Start Private Holdings, Inc., (An Exploration Stage Company) as of November 30, 2011 and the results of its operation and its cash flow for the year then ended and from inception (November 1, 2006) to November 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC
/s/ De Joya Griffith & Company, LLC
Henderson, Nevada
March 9, 2012

FRESH START PRIVATE HOLDINGS, INC.
(Formerly River Exploration, Inc.)
(An Exploration Stage Company)

BALANCE SHEETS
(Audited)

	November 30, 2011	November 30, 2010

ASSETS

CURRENT ASSETS
Cash	$511	$1,399
Prepaid expenses	-	406

TOTAL CURRENT ASSETS	511	1,805

TOTAL ASSETS	$511	$1,805

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$56,333	$38,375
Loan to shareholder (Note 3)	36,238	36,238
Loans payable and accrued interest (Note 4)	35,680	36,049

TOTAL LIABILITIES	128,251	110,662

STOCKHOLDERS’ DEFICIT
Capital stock (Note 5)
Authorized
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
280,920 shares of common stock (November 30, 2010 –280,920)	281	281
Additional paid-in capital	22,419	22,419
Deficit accumulated during the exploration stage	(150,440)	(131,557)

TOTAL STOCKHOLDERS’ DEFICIT	(127,740)	(108,857)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$511	$1,805

The accompanying notes are an integral part of these financial statements.

FRESH START PRIVATE HOLDINGS, INC.
(Formerly River Exploration, Inc.)
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Audited)

	Year ended November 30, 2011	Year ended November 30, 2010	From inception (November 1, 2006) to November 30, 2011

GENERAL & ADMINISTRATIVE EXPENSES

Office and general	$1,442	$12,177	$23,350
Foreign exchange gain/(loss)	-	825	(1,767)
Mining expenses	-	-	6,044
Professional fees	16,957	29,934	121,960

TOTAL GENERAL & ADMINISTRATIVE EXPENSES	18,399	42,936	149,587

NET OPERATING LOSS	(18,399)	(42,936)	(149,587)
OTHER EXPENSE

Interest expense	(484)	(369)	(853)

NET LOSS	(18,883)	(43,305)	(150,440)
LOSS PER COMMON SHARE BASIC	$(0.07)	$(0.15)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	280,920	280,920

The accompanying notes are an integral part of these financial statements.

FRESH START PRIVATE HOLDINGS, INC.
(Formerly River Exploration, Inc.)
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (NOVEMBER 1, 2006) TO NOVEMBER 30, 2011

	Common Stock		Additional	Share Subscription	Deficit Accumulated During the
	Number of shares	Amount	Paid-in Capital	Receivable	Exploration Stage	Total

Shares issued for cash – at $0.0055 per share, November 1, 2006	1,710,000	$1,710	$7,790	$-	$-	$9,500

Share Subscription Receivable	-	-	-	(9,500)	-	(9,500)

Net loss for the period	-	-	-	-	(1,413)	(1,413)

Balance, November 30, 2006	1,710,000	1,710	7,790	(9,500)	(1,413)	(1,413)

Proceeds from Subscription Receivable	-	-	-	9,500	-	9,500
Shares issued for cash – at $0.1111 per share, October, 2007	79,200	79	8,721	-	-	8,800
- November, 2007	21,600	22	2,378	-	-	2,400
Net loss for the period	-	-	-	-	(24,090)	(24,090)

Balance, November 30, 2007	1,810,800	1,811	18,889	-	(25,503)	(4,803)

Net loss for the period	-	-	-	-	(32,324)	(32,324)

Balance, November 30, 2008	1,810,800	1,811	18,889	-	(57,827)	(37,127)

Common Stock redeemed at $0.0055 - per share on March 25, 2009	(1,530,000)	(1,530)	(6,970)	-	-	(8,500)
Shares issued for cash – At $87.50 per share – June, 2009	120	-	10,500	-	-	10,500

Net loss for the period	-	-	-	-	(30,425)	(30,425)

Balance, November 30, 2009	280,920	281	22,419	-	(88,252)	(65,552)

Net loss for the period	-	-	-	-	(43,305)	(43,305)

Balance, November 30, 2010	280,920	281	22,419		(131,557)	(108,857)

Net loss for the period	-	-	-	-	(18,883)	(18,883)

Balance, November 30, 2011	280,920	$281	$22,419	$-	$(150,440)	$(127,740)

The accompanying notes are an integral part of these financial statements.

FRESH START PRIVATE HOLDINGS, INC.
(Formerly River Exploration, Inc.)
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Audited)

	Year ended November 30, 2011	Year ended November 30, 2010	Inception (November 1, 2006) to November 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(18,883)	$(43,305)	$(150,440)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange loss/(gain)	-	825	-
Changes in operating assets and liabilities:
Interest on loan payable	484	369	853
Prepaid expenses	406	(406)	-
Accounts payable and accrued liabilities	17,105	13,351	55,481

NET CASH USED IN OPERATING ACTIVITIES	(888)	(29,166)	(94,106)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	-	-	22,700
Proceeds from shareholder loans – related parties	-	17,776	36,237
Proceeds from loans/advances	-	12,100	35,680

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	29,876	94,617

NET INCREASE (DECREASE) IN CASH	(888)	710	511

CASH, BEGINNING	1,399	689	-

CASH, ENDING	$511	$1,399	$511

SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES
Cash paid during the period for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

Redemption of common stock and loan from related party	$-	$-	$8,500

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $150,440.  As at November 30, 2011, the Company has a working capital deficit of $127,740.  The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company intends to continue to fund its mineral exploration business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair value of financial instruments

The estimated fair values of financial instruments were determined by management using available market information and appropriate valuation methodologies. The carrying amounts of financial instruments including cash approximate their fair value because of their short maturities.

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

As at November 30, 2011 the Company had no stock-based compensation plans nor had it granted any stock options.  Accordingly no stock-based compensation has been recorded to date.

Recent pronouncements

The Company has evaluated the recent accounting pronouncements and believes that none of them will have a material effect on the company’s financial statements.

NOTE 3 – DUE TO RELATED PARTY

The Company has received $36,238 (November 30, 2010 - $36,238) as a loan from a shareholder of the Company. The loan is unsecured, payable on demand and bears no interest.

NOTE 4 – LOANS PAYABLE

As of November 30, 2011, the Company received a loan of $23,580 (CDN $25,000) (November 30, 2010 - $23,580) from a third party for the purposes of funding its operations.  The loan has no set date for repayment, is non-interest bearing, unsecured and is payable on demand.

On January 15, 2010, the Company received a loan of $12,100 plus accrued interest of $853 from a third party for the purpose of funding its operations.  The loan has no set date for repayment, bears interest of 4% per annum, is unsecured and is payable on demand.

NOTE 5 – CAPITAL STOCK

On November 16, 2006, the Company issued 1,710,000 common shares at $0.0055 per share to the sole director and President of the Company for cash proceeds of $9,500.

During October and November 2007, the Company issued 100,800 common shares to various investors at $0.111111 per share for cash proceeds of $11,200.

As of March 25, 2009, the sole Director redeemed 1,530,000 shares of the common stock in the Company for consideration of $8,500 which was paid originally.

On March 25, 2009, the Company changed its capitalization from 75,000,000 to 200,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.

On March 25, 2009, the directors of the Company approved a special resolution to undertake a forward split of the common stock of the Company on a 45 new shares for 1 old share.

All share amounts have been restated to reflect the 45 to1 forward split in March 2009.

On June 5, 2009, the Company issued 120 common shares at $87.50 per share for gross proceeds of $10,500.

All share amounts have been restated to reflect the 250 to 1 reverse split in April 2010.

NOTE 6 – INCOME TAXES

For the years ended November 30, 2011 and 2010, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At November 30, 2011 and 2010, the Company had approximately $150,440 and $131,557 of federal and state net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2026. The provision for income taxes consisted of the following components for the years ended November 30:

NOTE 6 – INCOME TAXES (continued)

Components of net deferred tax assets, including a valuation allowance, are as follows at November 30:

	November 30
	2011	2010
Deferred tax assets:
Net operating loss carry forwards	$52,654	$46,045
Valuation allowance	(52,654)	(46,045)
Total deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of November 30, 2011 and 2010 was $52,654 and $46,045, respectively.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of November 30, 2011 and 2010, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at November 30:

	2011 & 2010
Federal statutory tax rate	(35.0	) %
Permanent difference and other	35.0%

The Company has not filed income tax returns since inception.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a) On August 15, 2011, Fresh Start Private Holdings, Inc. (the “Company”) notified MacKay LLP (“MacKay”) that the Company had dismissed MacKay as the independent registered public accounting firm of the Company. The Board of Directors of the Company recommended and approved the dismissal.

The reports of MacKay regarding the Company’s financial statements as of November 30, 2010 and 2009 and the statements of operations, stockholders’ deficit and cash flows for the years then ended and for the period from November 1, 2006 (inception) through November 30, 2010, contained no adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principle. The reports of MacKay, however, stated that there is substantial doubt about the Company’s ability to continue as a going concern.

From the period as of, and from, November 1, 2006 (inception) through November 30, 2010, and during the subsequent interim period through the date of dismissal, the Company had no disagreement with MacKay on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of MacKay, would have caused them to make reference thereto in their report on the Company’s financial statements for such period from November 1, 2006 (inception) through November 30, 2010. There were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

MacKay was provided a copy of the above disclosures and was requested to furnish a letter addressed to the Securities and Exchange Commission (the “Commission”) stating whether or not it agrees with the above statements. MacKay’s response is attached as Exhibit 16.1 to this Current Report on Form 8-K.

(b) On August 17, 2011, the Board of Directors of the Company resolved to engage the independent registered public accounting firm of De Joya Griffith & Company, LLC (“De Joya Griffith”), the Company’s new independent registered public accountants, which appointment De Joya Griffith has accepted with the dismissal of MacKay.

During the two most recent fiscal years and the interim period preceding the engagement of De Joya Griffith, the Company has not consulted with De Joya Griffith regarding either: (i) the application of accounting principles, (ii) the type of audit opinion that might be rendered by De Joya Griffith or (iii) any other matter that was the subject of disagreement between the Company and its former auditor as described in Item 304(a)(1)(iv), or a reportable event as described in paragraph 304(a)(1)(v), of Regulation S-K. The Company did not have any disagreements with MacKay and therefore did not discuss any past disagreements with De Joya Griffith.

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

Management’s Annual Report on Internal Control Over Financial Reporting

As of November 30, 2011 management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal control over financial reporting were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to the lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of November 30, 2011.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, address, age, and position of our present officers and director is set forth below:

Name and Address	Age	Position(s)

Andrew Aird 513 - 580 Raven Woods Drive North Vancouver, BC V7G 2T2	70	President, Treasurer, Chief Financial Officer and Chairman of the Board of Directors.

Ron McIntyre 3765 Dollarton Hwy, North Vancouver BC V7A 1G1	63	Secretary

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

Ron McIntyre, Secretary

Mr. McIntyre has management experience with technology companies and start-ups in the United States and Canada. Included in his experience are three corporate mergers/acquisitions. On March 19, 1998, as President of Visionary Solutions (VSI:ASE), Mr. McIntyre signed merger documents for an Agresso (UNI:Oslo) takeover bid. In 1992, Mr. McIntyre also served on the Board of Directors of Richmond Software (The Maximizer) until the company’s merger with Modatech (NASDAQ). In 1989, he joined Consumers Software Inc. as Director of Sales & Marketing and was instrumental in increasing software sales by more than 500% until the company was acquired by Microsoft on April 8, 1991.  Concurrently herewith, Mr. McIntyre also serves as the President, Secretary and Director of Kaleidoscope Venture Capital, Inc., a publicly-owned Nevada corporation.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

During the fiscal year ended November 30, 2011 we incurred approximately $4,250 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended November 30, 2011. For review of our financial statements for the quarters ended February 28, 2011, May 31, 2011 and August 31, 2011 we incurred approximately $11,139 in fees to our principal independent accountants for professional services.

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

FRESH START PRIVATE HOLDINGS, INC.

Dated: March 14, 2012	By:	/s/ Andrew Aird
Andrew Aird
President, Treasurer,
Principal Executive Officer,
Principal Financial Officer and Director