Form 10-Q
period 2012-02-29
FRESH START PRIVATE HOLDINGS, INC.
filed 2012-04-16
CIK 1407343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 29, 2012

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 6, 2012 the registrant had 280,920 shares of common stock, $0.001 par value, issued and outstanding.

FRESH START PRIVATE HOLDINGS, INC.
(Formerly River Exploration, Inc.)

(An Exploration Stage Company)

FINANCIAL STATEMENTS

February 29, 2012

(Unaudited)

FRESH START PRIVATE HOLDINGS, INC.
(Formerly River Exploration, Inc.)
(An Exploration Stage Company)

BALANCE SHEETS
(Unaudited)

	February 29, 2012	November 30, 2011

ASSETS

CURRENT ASSETS
Cash	$511	$511
Prepaid expenses	-	-

TOTAL CURRENT ASSETS	511	511

TOTAL ASSETS	$511	$511

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$73,079	$56,333
Loan to shareholder (Note 3)	36,238	36,238
Loans payable (Note 4)	35,680	35,680

TOTAL LIABILITIES	144,997	128,251

STOCKHOLDERS’ DEFICIT
Capital stock (Note 5)
Authorized
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
280,920 shares of common stock (November 30, 2011 –280,920)	281	281
Additional paid-in capital	22,419	22,419
Deficit accumulated during the exploration stage	(167,186)	(150,440)

TOTAL STOCKHOLDERS’ DEFICIT	(144,486)	(127,740)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$511	$511

The accompanying notes are an integral part of these financial statements.

FRESH START PRIVATE HOLDINGS, INC.
(Formerly River Exploration, Inc.)
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

	Three month period ended	Three month period ended	From inception (November 1, 2006) to
	February 29,	February 28,	February 29,
	2012	2011	2012

GENERAL&ADMINISTRATIVE EXPENSES

Office and general	10,375	-	33,725
Foreign exchange gain/(loss)	-	-	(1,767)
Mining expenses	-	-	6,044
Professional fees	6,250	7,625	128,210

TOTAL GENERAL & ADMINISTRATIVE EXPENSES	16,625	7,625	166,212

NET OPERATING LOSS	$(16,625)	$(7,625)	$(166,212)

OTHER EXPENSE
Interest expense	(121)	(121)	(974)

NET LOSS	(16,746)	(7,746)	(167,186)

LOSS PER COMMON SHARE BASIC	$(0.06)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	280,920	280,920

The accompanying notes are an integral part of these financial statements.

FRESH START PRIVATE HOLDINGS, INC.
(Formerly River Exploration, Inc.)
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (NOVEMBER 1, 2006) TO FEBRUARY 29, 2012

	(Unaudited) Common Stock		Additional	Share	Deficit Accumulated During the
	Number of shares	Amount	Paid-in Capital	Subscription Receivable	Exploration Stage	Total

Shares issued for cash – at $0.0055 per share, November 1, 2006	1,710,000	$1,710	$7,790	$-	$-	$9,500

Share Subscription Receivable	-	-	-	(9,500)	-	(9,500)

Net loss for the period	-	-	-	-	(1,413)	(1,413)

Balance, November 30, 2006	1,710,000	1,710	7,790	(9,500)	(1,413)	(1,413)

Proceeds from Subscription Receivable	-	-	-	9,500	-	9,500

Shares issued for cash – at $0.1111 per share, October, 2007	79,200	79	8,721	-	-	8,800
- November, 2007	21,600	22	2,378	-	-	2,400

Net loss for the period	-	-	-	-	(24,090)	(24,090)

Balance, November 30, 2007	1,810,800	1,811	18,889	-	(25,503)	(4,803)
Net loss for the period	-	-	-	-	(32,324)	(32,324)

Balance, November 30, 2008	1,810,800	1,811	18,889	-	(57,827)	(37,127)

Common Stock redeemed at $0.0055 - per share on March 25, 2009	(1,530,000)	(1,530)	(6,970)	-	-	(8,500)
Shares issued for cash – At $87.50 per share – June, 2009	120	-	10,500	-	-	10,500

Net loss for the period	-	-	-	-	(30,425)	(30,425)

Balance, November 30, 2009	280,920	281	22,419	-	(88,252)	(65,552)
Net loss for the period	-	-	-	-	(43,305)	(43,305)

Balance, November 30, 2010	280,920	281	22,419		(131,557)	(108,857)
Net loss for the period	-	-	-	-	(18,883)	(18,883)

Balance, November 30, 2011	280,920	281	22,419		(150,440)	(127,740)
Net loss for the period	-	-	-	-	(16,746)	(16,746)

Balance, February 29, 2012	280,920	$281	$22,419	$-	$(167,186)	$(144,486)

The accompanying notes are an integral part of these financial statements.

FRESH START PRIVATE HOLDINGS, INC.
(Formerly River Exploration, Inc.)
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

	Three month period ended February 29, 2012	Three month period end February 28, 2011	Inception (November 1, 2006) to February 29, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(16,746)	$(7,746)	$(167,186)

Changes in operating assets and liabilities:
Interest on loan payable	121	121	974
Prepaid expenses	-	219	-
Accounts payable and accrued liabilities	16,625	6,519	72,105

NET CASH USED IN OPERATING ACTIVITIES	-	(888)	(94,107)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	-	-	22,700
Proceeds from shareholder loans – related parties	-	-	36,238
Proceeds from loans/advances	-	-	35,680

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	94,618

NET INCREASE (DECREASE) IN CASH	-	(888)	511

CASH, BEGINNING	511	1,399	-

CASH, ENDING	$511	$511	$511

SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES
Cash paid during the period for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

Redemption of common stock and loan from related party	$-	$-	$8,500

The accompanying notes are an integral part of these financial statements.

FRESH START PRIVATE HOLDINGS, INC.
(formerly River Exploration, Inc.)
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 29, 2012 (unaudited)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern
To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $167,186. As at February 29, 2012, the Company has a working capital deficit of $144,486. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its mineral exploration business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Unaudited Financial Statements
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended November 30, 2011 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended February 29, 2012 are not necessarily indicative of the results that may be expected for the year ending November 30, 2012.

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

Income Taxes
The Company follows the liability method of accounting for income taxes in accordance with FASB accounting standards for Accounting for Income Taxes and Accounting for Uncertainty in Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)
amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

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

Fair value of financial instruments
The estimated fair values of financial instruments were determined by management using available market information and appropriate valuation methodologies. The carrying amounts of financial instruments including cash approximate their fair value because of their short term maturities.

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

As at February 29, 2012 the Company had no stock-based compensation plans nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

Recent pronouncements
The Company has evaluated the recent accounting pronouncements and believes that none of them will have a material effect on the company’s financial statements.

NOTE 3 – DUE TO RELATED PARTY

The Company has received $36,238 (November 30, 2011 - $36,238) as a loan from a shareholder of the Company. The loan is unsecured, payable on demand and bears no interest.

NOTE 4 – LOANS PAYABLE

As of February 29, 2012, the Company received a loan of $23,580 (CDN $25,000) (November 30, 2011 - $23,580) from a third party for the purposes of funding its operations. The loan has no set date for repayment, is non-interest bearing, unsecured and is payable on demand.

On January 15, 2010, the Company received a loan of $12,100 plus accrued interest of $974 from a third party for the purpose of funding its operations. The loan has no set date for repayment, bears interest of 4% per annum, is unsecured and is payable on demand.

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

The Company did not generate any revenue during the quarter ended February 29, 2012.

Total expenses in the quarter ended February 29, 2012 were $16,625 resulting in an operating loss for the fiscal quarter of $16,625. The operating loss for the period is a result of professional fees in the amount of $6,250 and office and general expense in the amount of $10,375.

As of February 29, 2012 the Director has advanced $36,238 to the Company and the Company has obtained loans of $35,680 to maintain its operations.

As at the quarter ended February 29, 2012 the Company had $511 of cash.

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

ITEM 4. CONTROLS AND PROCEDURES

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles. As of February 29, 2012 management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, our Principle Executive Officer who also serves as our Principle Financial Officer concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of February 29, 2012 and communicated to our management.

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

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended February 29, 2012 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the Company and no owner of record or beneficial owner of more than 5% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

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

FRESH START PRIVATE HOLDINGS, INC.
(formerly RIVER EXPLORATION, INC.)

Dated: April 13, 2012	By:	/s/ ANDREW AIRD
Andrew Aird
President, Secretary Treasurer,
Principal Executive Officer, Principal Financial Officer and Director