Form 10-Q
period 2012-08-31
TAP RESOURCES, INC.
filed 2012-10-02
CIK 1407343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2012

or

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 000-053400

TAP RESOURCES, INC.

(F.K.A. Fresh Start Private Holdings, Inc.)
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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 1, 2012 the registrant had 280,920 shares of common stock, $0.001 par value, issued and outstanding.

TAP RESOURCES, INC

( F.K.A  Fresh Start Private Holdings, Inc.)

(An Exploration Stage Company)

FINANCIAL STATEMENTS

August 31, 2012

(Unaudited)

TAP RESOURCES, INC
(F.K.A  Fresh Start Private Holdings, Inc.)
 (An Exploration Stage Company)

BALANCE SHEETS
(Unaudited)

	August 31, 2012	November 30, 2011

ASSETS

CURRENT ASSETS
Cash	$511	$511

TOTAL CURRENT ASSETS	511	511

TOTAL ASSETS	$511	$511

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$72,844	$56,333
Loan to shareholder (Note 3)	48,092	36,238
Loans payable (Note 4)	35,680	35,680

TOTAL LIABILITIES	156,616	128,251

STOCKHOLDERS’ DEFICIT
Capital stock (Note 5)
Authorized
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
280,920 shares of common stock (November 30, 2011 –280,920)	281	281
Additional paid-in capital	22,419	22,419
Deficit accumulated during the exploration stage	(178,805)	(150,440)

TOTAL STOCKHOLDERS’ DEFICIT	(156,105)	(127,740)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$511	$511

The accompanying notes are an integral part of these financial statements.

TAP RESOURCES, INC
(F.K.A  Fresh Start Private Holdings, Inc.)
 (An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31,		November 1, 2006 (inception) to August 31,
	2012	2011	2012	2011	2012

GENERAL AND ADMINISTRATIVE EXPENSES
Office and general	$940	$-	$13,252	$-	$36,602
Foreign exchange gain (loss)	-	-	-	-	(1,767)
Mining expenses	-	-	-	-	6,044
Professional fees	4,250	1,948	14,750	11,261	136,710

NET OPERATING LOSS	(5,190)	(1,948)	(28,002)	(11,261)	(177,589)

OTHER EXPENSE
Interest expense	(121)	(121)	(363)	(363)	(1,216)

TOTAL OTHER EXPENSE	(121)	(121)	(363)	(363)	(1,216)

NET LOSS	$(5,311)	$(2,069)	$(28,365)	$(11,624)	$(178,805)

BASIC LOSS PER COMMON SHARE	$(0.02)	$(0.01)	$(0.10)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -BASIC	280,920	280,920	280,920	280,920

The accompanying notes are an integral part of these financial statements.

TAP RESOURCES, INC
(F.K.A  Fresh Start Private Holdings, Inc.)
 (An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (NOVEMBER 1, 2006) TO AUGUST 31, 2012
(Unaudited)

	Common Stock		Additional	Share	Deficit Accumulated During the
	Number of shares	Amount	Paid-in Capital	Subscription Receivable	Exploration Stage	Total

Shares issued for cash – at $0.0055 per share, November 1, 2006	1,710,000	$1,710	$7,790	$-	$-	$9,500
Share Subscription Receivable	-	-	-	(9,500)	-	(9,500)

Net loss for the period	-	-	-	-	(1,413)	(1,413)

Balance, November 30, 2006	1,710,000	1,710	7,790	(9,500)	(1,413)	(1,413)

Proceeds from Subscription Receivable	-	-	-	9,500	-	9,500
Shares issued for cash – at $0.1111 per share, October, 2007	79,200	79 22	8,721	-	-	8,800
– November, 2007	21,600		2,378	-	-	2,400
Net loss for the period	-	-	-	-	(24,090)	(24,090)

Balance, November 30, 2007	1,810,800	1,811	18,889	-	(25,503)	(4,803)
Net loss for the period	-	-	-	-	(32,324)	(32,324)

Balance, November 30, 2008	1,810,800	1,811	18,889	-	(57,827)	(37,127)

Common Stock redeemed at $0.0055 – per share on March 25, 2009	(1,530,000)	(1,530)	(6,970)	-	-	(8,500)
Shares issued for cash – At $87.50 per share – June, 2009	120	-	10,500	-	-	10,500

Net loss for the period	-	-	-	-	(30,425)	(30,425)

Balance, November 30, 2009	280,920	281	22,419	-	(88,252)	(65,552)
Net loss for the period	-	-	-	-	(43,305)	(43,305)
Balance, November 30, 2010	280,920	281	22,419		(131,557)	(108,857)
Net loss for the period	-	-	-	-	(18,883)	(18,883)

Balance, November 30, 2011	280,920	281	22,419		(150,440)	(127,740)
Net loss for the period	-	-	-	-	(28,365)	(28,365)

Balance, August 31, 2012	280,920	$281	$22,419	$-	$(178,805)	$(156,105)

The accompanying notes are an integral part of these financial statements.

TAP RESOURCES, INC
(F. K. A  Fresh Start Private Holdings, Inc.)
 (An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months period ended August 31, 2012	Nine months period end August 31, 2011	Inception (November 1, 2006) to August 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(28,365)	$(11,624)	$(178,805)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Interest on loan payable	363	363	1,216
Prepaid expenses	-	406	-
Accounts payable and accrued liabilities	16,148	9,967	71,628

NET CASH USED IN OPERATING ACTIVITIES	(11,854)	(888)	(105,961)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	-	-	22,700
Proceeds from shareholder loans – related parties	11,854	-	48,092
Proceeds from loans/advances	-	-	35,680

NET CASH PROVIDED BY FINANCING ACTIVITIES	11,854	-	106,472

NET INCREASE (DECREASE) IN CASH	-	(888)	511

CASH, BEGINNING	511	1,399	-

CASH, ENDING	$511	$511	$511

SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES
Cash paid during the period for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

Redemption of common stock and loan from related party	$-	$-	$8,500

The accompanying notes are an integral part of these financial statements.

TAP RESOURCES, INC
(F.K.A Fresh Start Private Holdings, Inc.)
 (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2012
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

On July 31, 2012 the Company’s name was changed to TAP RESOURCES, INC.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $178,805.  As at August 31, 2012, the Company has a working capital deficit of $156,105.  The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company intends to continue to fund its mineral exploration business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended November 30, 2011 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended August 31, 2012 are not necessarily indicative of the results that may be expected for the year ending November 30, 2012.

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

As at August 31, 2012 the Company had no stock-based compensation plans nor had it granted any stock options.  Accordingly no stock-based compensation has been recorded to date.

Recent pronouncements

The Company has evaluated the recent accounting pronouncements and believes that none of them will have a material effect on the company’s financial statements.

NOTE 3 – DUE TO RELATED PARTY

The Company has received $48,092 (November 30, 2011 - $36,238) as a loan from a shareholder of the Company. The loan is unsecured, payable on demand and bears no interest.

NOTE 4 – LOANS PAYABLE

As of February 29, 2012, the Company received a loan of $23,580 (CDN $25,000) (November 30, 2011 - $23,580) from a third party for the purposes of funding its operations.  The loan has no set date for repayment, is non-interest bearing, unsecured and is payable on demand.

On January 15, 2010, the Company received a loan of $12,100 plus accrued interest of $1,216 from a third party for the purpose of funding its operations.  The loan has no set date for repayment, bears interest of 4% per annum, is unsecured and is payable on demand.

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

As of August 31, 2012 and November 30, 2011 there are a total of 280,920 shares issued and outstanding.

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

Tap Resources, Inc. (formerly Fresh Start Private Holdings, Inc.) ("Tap Resources" the "Company," "we," "us") is an exploration stage company, incorporated on November 1, 2006, in the State of Nevada, to engage in the business of natural  resource exploration in the Province of British Columbia.

The Company did not generate any revenue during the quarter ended August 31, 2012.

Total expenses in the three months ended August 31, 2012 were $5,311 as compared to total expenses for the quarter ended August 31, 2011 of $2,069 resulting in a net loss for the three months ended August 31, 2011 of $5,311 as compared to a net loss of $2,069 for the three months ended August 31, 2011. The net loss for the period is a result of professional fees in the amount of $4,250, office and general expense in the amount of $940 and interest expense of $121 as compared to a net loss of $2,069 resulting from professional fees in the amount of $1,948, office and general expense in the amount of nil and interest expense of $121 for the three months ended August 31, 2011.

Total expenses in the nine months ended August 31, 2012 were $28,365 as compared to total expenses for the nine ended August 31, 2011 of $11,624 resulting in a net loss for the nine months ended August 31, 2011 of $28,365 as compared to a net loss of $11,624 for the nine months ended August 31, 2011. The net loss for the period is a result of professional fees in the amount of $14,750, office and general expense in the amount of $13,252 and interest expense of $363 as compared to a net loss of $11,624 resulting from professional fees in the amount of $11,261, office and general expense in the amount of nil and interest expense of $363 for the nine months ended August 31, 2011.

As of August 31, 2012 the Director has advanced $48,092 to the Company and the Company has obtained loans of $35,680 to maintain its operations.

As at the quarter ended August 31, 2012 the Company had $511 of cash.

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

OFF BALANCE SHEET ARRANGEMENTS

As of the date of this quarterly report, the current funds available to the Company will not be sufficient to continue operations. The cost to maintain the Company and begin operations has been estimated at $75,800 over the next twelve months and the cost of maintaining its reporting status is estimated to be $15,000 over the same period. Our officer and director, Mr. Aird has undertaken to provide the Company with operating capital to sustain our business over the next twelve month period, as the expenses are incurred, in the form of an unsecured loan. However, there is no contract in place or written agreement securing this undertaking. Management believes if the Company cannot raise sufficient revenues or maintain our reporting status with the SEC we will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

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

ITEM 4. CONTROLS AND PROCEDURES

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company’s internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles. As of August 31, 2012 management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, our Principle Executive Officer who also serves as our Principle Financial Officer concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of August 31, 2012 and communicated to our management.

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

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended August 31, 2012 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 25, 2012, the Board of Directors and the consenting stockholder adopted and approved a resolution to effect an amendment to our Certificate of Incorporation to effect a change of our name from “Fresh Start Private Holdings, Inc.” to “Tap Resources, Inc.”

ITEM 6. OTHER INFORMATION

None

ITEM 7. EXHIBITS

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

TAP RESOURCES, INC.

(formerly FRESH START PRIVATE HOLDINGS, INC.)

Dated: October 2, 2012	By:	/s/ ANDREW AIRD
Andrew Aird
President, Secretary Treasurer,
Principal Executive Officer,
Principal Financial Officer and Director