Form 10-K
period 2012-11-30
TAP RESOURCES, INC.
filed 2013-03-15
CIK 1407343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: November 30, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission File Number 000-53400

TAP RESOURCES, INC.
(Formerly Fresh Start Private Holdings, Inc.)
 (Exact name of registrant as specified in its charter)

Nevada	20-588600
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

112 North Curry Street Carson City, Nevada	89703
(Address of principal executive offices)	(Zip Code)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity: As of March 14, 2013, the aggregate value of voting and non-voting common equity held by non-affiliates was approximately $20,360,357.70.

PART 1

ITEM 1.  BUSINESS

Overview

Tap Resources Inc. (fka Fresh Start Private Holdings, Inc.) (the “Company”) was incorporated in the State of Nevada on November 1, 2006. On July 31, 2012 the Company changed its name to TAP RESOURCES, INC.  We are an exploration stage company, with a mining exploration project (the “Marowijine Project”) in the Republic of Suriname that has not realized any revenues to date.

We have not initiated our exploration program or realized any revenues to date. There is no assurance that a commercially viable mineral deposit, or reserve, exists on our claims or can be shown to exist until sufficient and appropriate exploration is done and a comprehensive evaluation of such work concludes economic and legal feasibility. Currently, we do not have sufficient funds to enable us to commence or complete our exploration program. We will require financing to commence and complete our exploration program.

As of the date of this annual report, we have spent no funds on research and exploration of the claims. Our business office is located at 112 North Curry Street, Carson City, Nevada, 89703 and our telephone number is (775) 321-8267 and our fax number is (775) 981-9191. Our United States and registered statutory office is located at 112 North Curry Street, Carson City, Nevada, 89703-4934, telephone number (775) 882-1013.

We have not earned any revenues to date.  Our independent auditor has issued an audit opinion which includes a statement raising substantial doubt as to our ability to continue as a going concern.

There is the likelihood of our mineral claim containing little or no economic mineralization or reserves of gold.  We are presently in the exploration stage of our business and we can provide no assurance that any commercially viable mineral deposits exist on our mineral claims, that we will discover commercially exploitable levels of mineral resources on our property, or, if such deposits are discovered, that we will enter into further substantial exploration programs. Further exploration is required before a final determination can be made as to whether our mineral claims possess commercially exploitable mineral deposits. If our claim does not contain any reserves all funds that we spend on exploration will be lost.

On September 12, 2012, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with selling stockholders of Infinity Resources, Inc., a Nevada corporation (“Infinity”), pursuant to which the Company offered and sold an aggregate of 90,000,000 shares of the Company’s common stock to all the stockholders of Infinity, on a pro rata basis based upon their respective beneficial ownership interest in Infinity Resources, as consideration for all of the issued and outstanding shares of common stock of Infinity held by all the stockholders of Infinity.  Infinity incorporated in the State of Nevada, on April 27, 2012. The acquisition has been treated as a recapitalization of Tap Resources, Inc with Infinity Resources, Inc as the accounting acquirer in accordance with the Reverse Merger rules.  As a result of the consummation of the Share Exchange Agreement Infinity became a wholly-owned subsidiary of the Company and the mineral exploration business of Infinity is now the primary business of the Company.

ACQUISITION OF RIGHTS TO THE MAROWIJNE PROPERTY

The Company obtained its rights in the Marowijne Property by way of its wholly-owned subsidiary, which entered into a Mineral Right Partnership Agreement (the “Mineral Right Partnership Agreement”) dated May 30, 2012 by and between Infinity and Surmi Company N.V., a Surniame “naamloze vennootschap” or “public company” (“Surmi Company”), and Infinity.  Under the Mineral Right Partnership Agreement, Surmi Company granted to Infinity, the exclusive right and option (the “Property Option”) to acquire an undivided 100% of the right, title and interest in and to the mineral claim, titled GMD No. 484/10, underlying the Marowijne Property.   The holder of the mineral claim, titled GMD No. 484/10, underlying the Marowijne Property, has the right to explore for gold the subject of mineral claim GMD No. 484/10.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 25, 2012, the Board of Directors and the consenting stockholder adopted and approved a resolution to effect an amendment to our Certificate of Incorporation to effect a change of our name from “Fresh Start Private Holdings, Inc.” to “Tap Resources, Inc.” (the “Name Change”).  Under Rule 14c-2, promulgated pursuant to the Securities Exchange Act of 1934, as amended, the Name Change shall be effective twenty (20) days after this Information Statement is mailed to stockholders of Fresh Start Private Holdings, Inc..

PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Tap Resources's ticker symbol for its shares of common stock quoted on the Over-the-Counter Bulletin Board is "TAPP".

As of November 30, 2012 we had fourty three (43) active shareholders of record. The Company has not paid cash dividends and has no outstanding options.

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

The acquisition under the September 12, 2012 Share Exchange Agreement, has been treated as a recapitalization of Tap Resources, Inc with Infinity Resources, Inc as the accounting acquirer in accordance with the Reverse Merger rules.  As a result of the consummation of the Share Exchange Agreement Infinity became a wholly-owned subsidiary of the Company and the mineral exploration business of Infinity is now the primary business of the Company. As such the discussion on operations reflects that of the surviving entity for the period from inceptions (April 27, 2012) to November 30, 2012.

Our auditor's report on our November 30, 2012 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay our bills. This doubt exists because we have not generated any revenues and no revenues are anticipated until we secure another mineral claim and begin removing and selling minerals. Our only other source of cash at this time is advances from our officer and director and investment by others through loans or sale of our common equity. Our success or failure will be determined by what we find under the ground. See "November 30, 2012 Audited Financial Statements - Auditors Report."

As of November 30, 2012, Tap Resources had $969 of cash on hand. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily the working capital required for any planned exploration activities and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.

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

Total expenses from April 27, 2012 through in the fiscal year ending November 30, 2012 were $8,560 resulting in an operating loss in the fiscal year of $8,560. The operating loss for the period is a result of Office and general expense of $19, Filing fees of $4,139, Transfer agent fees of $210 and Professional fees in the amount of $4,192.

The Company has received $50,002 as a loan from two shareholders of the Company. The loans ($48,092 and $1,910) are unsecured, payable on demand and bear no interest.

On November 1, 2012, two third party lenders forgave all debts owing to them by the Company for all advances/shareholders loans totalling $36,896.  All these sums are reflected as a credit to additional-paid-in-capital.

PLAN OF OPERATION

Over the next 12 months, we plan to investigate the mineral claim in order to begin staged exploration activities to determine if there are economically feasible mineral reserves situated thereon. The initial stage of our exploration plan of operations will be to (i) perform a legal survey to relocate the exact boundaries of the claims, (ii) geologically map and rock sample, the mapped and unmapped portions of the claim. To begin any exploration activity, the Company will require additional funding.

We do not anticipate the purchase or sale of any plant or equipment.

We do not anticipate hiring any employees. Any work on any mineral claims will be conducted by unaffiliated independent contractors.

OFF BALANCE SHEET ARRANGEMENTS

As of the date of this annual report, the current funds available to the Company will not be sufficient to continue operations. The cost to maintain the Company and begin operations has been estimated at $75,800 over the next twelve months and the cost of maintaining its reporting status is estimated to be $35,000 over the same period. Our officer and director, Mr. Aird has undertaken to provide the Company with operating capital to sustain our business over the next twelve month period, as the expenses are incurred, in the form of a non-secured loan. However, there is no contract in place or written agreement securing this undertaking. Management believes if the Company cannot raise sufficient revenues or maintain our reporting status with the SEC we will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

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

CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2012

(Audited)

TAP RESOURCES, INC
(F.K.A  Fresh Start Private Holdings, Inc.)
 (An Exploration Stage Company)

CONSOLIDATED BALANCE SHEET
(Audited)

November 30, 2012

ASSETS

CURRENT ASSETS
Cash	$969

TOTAL CURRENT ASSETS	969

TOTAL ASSETS	$969

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$78,645
Loan from shareholders (Note 5)	50,002

TOTAL LIABILITIES	128,647

STOCKHOLDERS’ DEFICIT
Capital stock (Note 7)
Authorized
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
90,280,920 shares of common stock, $0.001 par value	90,281
Additional paid-in capital	36,896
Deficit accumulated during the exploration stage	(254,855)

TOTAL STOCKHOLDERS’ DEFICIT	(127,678)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$969

The accompanying notes are an integral part of these financial statements.

TAP RESOURCES, INC
(F.K.A  Fresh Start Private Holdings, Inc.)
 (An Exploration Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS
(Audited)

April 27, 2012 (inception) to November 30,
2012

GENERAL AND ADMINISTRATIVE EXPENSES
Office and general	$19
Filing fees	4,139
Transfer agent	210
Professional fees	4,192

NET OPERATING LOSS	(8,560)

NET LOSS	$(8,560)
BASIC LOSS PER COMMON SHARE	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC	90,102,270

The accompanying notes are an integral part of these financial statements.

TAP RESOURCES, INC
(F.K.A  Fresh Start Private Holdings, Inc.)
 (An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (APRIL 27, 2012) TO NOVEMBER 30, 2012
(Audited)

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Total
	Number of shares	Amount

Shares issued for cash at $0.000 per share, April 27, 2012	90,000,000	$90,000	$-	$(89,910)	$90

Shares issued as part of the
share exchange agreement September 12, 2012, recapitalization	280,920	281	-	(156,386)	(156,105)

Debt forgiveness former officers -
November 1, 2012 (Note 6)	-	-	36,896	-	36,896

Net loss for the period	-	-	-	(8,560)	(8,560)

Balance, November 30, 2012	90,280,920	$90,281	$36,896	$(254,856)	$(127,679)

The accompanying notes are an integral part of these financial statements.

TAP RESOURCES, INC
(F. K. A  Fresh Start Private Holdings, Inc.)
 (An Exploration Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS
(Audited)

Inception (April 27, 2012) to November 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,560)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	7,018

NET CASH USED IN OPERATING ACTIVITIES	(1,542)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash assumed from share exchange agreement	511
NET CASH PROVIDED BY INVESTING ACTIVITIES	511

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	90
Related party advances	1,910
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,000

NET INCREASE (DECREASE) IN CASH	969

CASH, BEGINNING	-

CASH, ENDING	$969
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-
Income taxes	$-
NON CASH INVESTING AND FINANCING ACTIVITY

Accrued liabilities assumed from share exchange agreement	$(71,627)
Related party loan assumed from share exchange agreement	$(84,988)
Forgiveness of former officers loans	$36,896

The accompanying notes are an integral part of these financial statements.

TAP RESOURCES, INC
(F.K.A Fresh Start Private Holdings, Inc.)
 (An Exploration Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2012
 (Audited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Fresh Start Private Holdings, Inc. (the “Company”) was incorporated in the State of Nevada on November 1, 2006. On July 31, 2012 the Company changed its name to TAP RESOURCES, INC.  We are an exploration stage company, with a mining exploration project (the “Marowijine Project”) in the Republic of Suriname that has not realized any revenues to date.

On September 12, 2012, the Company entered into a Share Exchange Agreement (the ‘Share Exchange Agreement”) which resulted in a Reverse Takeover with selling stockholders named in the prospectus, pursuant to which the Company offered and sold an aggregate of 90,000,000 shares of common stock to all the stockholders of Infinity Resources, Inc., a Nevada corporation (“Infinity”), incorporated in the State of Nevada, on April 27, 2012. The acquisition has been treated as a recapitalization of Tap Resources, Inc with Infinity Resources, Inc as the accounting acquirer in accordance with the Reverse Merger rules.  As a result of the consummation of the Share Exchange Agreement Infinity became a wholly-owned subsidiary of the Company and the mineral exploration business of Infinity is now the primary business of the Company.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $8,560. As at November 30, 2012, the Company has a working capital deficit of $127,678. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its mineral exploration business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company's bank accounts are deposited in insured institutions.

Basic Income (Loss) Per Share

The Company computes loss per share in accordance with “ASC-260,” “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As the company does not have any dilutive shares outstanding as on November 30, 2012, the accompanied financial statements present only Basic loss per share

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Mineral Property Expenditures

The Company is primarily engaged in the acquisition, exploration and development of mineral properties.

Mineral property acquisition costs are capitalized in accordance with FASB ASC 930-805, “Extractive Activities-Mining,” when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization are not met.  In the event that mineral property acquisition costs are paid with Company shares, those shares are recorded at the estimated fair value at the time the shares are due in accordance with the terms of the property agreements.

Mineral property exploration costs are expensed as incurred.

When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves and pre-feasibility, the costs incurred to develop such property are capitalized.

Estimated future removal and site restoration costs, when determinable are provided over the life of proven reserves on a units-of-production basis.  Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred, and technology and industry standards.  Any charge is included in exploration expense or the provision for depletion and depreciation during the period and the actual restoration expenditures are charged to the accumulated provision amounts as incurred.

As of the date of these financial statements, the Company has incurred only property option payments and exploration costs which have been expensed.

To date the Company has not established any proven or probable reserves on its mineral properties.

Asset Retirement Obligations

In accordance with accounting standards for asset retirement obligations (ASC 410), the Company records the fair value of a liability for an asset retirement obligation (ARO) when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. No ARO’s associated with legal obligations to retire oil and gas properties have been recognized, as indeterminate settlement dates for the asset retirements prevent estimation of the fair value of the associated ARO. The Company performs periodic reviews of its oil and gas properties long-lived assets for any changes in facts and circumstances that might require recognition of a retirement obligation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

As at November 30, 2012 the Company had no stock-based compensation plans nor had it granted any stock options.  Accordingly no stock-based compensation has been recorded to date.

Recent pronouncements

The Company has evaluated the recent accounting pronouncements and believes that none of them will have a material effect on the company’s financial statements.

NOTE 3 – ACQUISITION - INFINITY RESOURCES, INC.

On September 12, 2012, the Company entered into a Share Exchange Agreement (the ‘Share Exchange Agreement”), which resulted in a Reverse Takeover,  with selling stockholders named in the prospectus, pursuant to which the Company offered and sold an aggregate of 90,000,000 shares of common stock to all the stockholders of Infinity Resources, Inc., a Nevada corporation (“Infinity”), on a pro rata basis based upon their respective beneficial ownership interest in Infinity Resources, Inc., as consideration for all of the issued and outstanding shares of common stock of Infinity held by all the stockholders of Infinity. (Refer Note 7)

As a result of the consummation of the Share Exchange Agreement Infinity became a wholly-owned subsidiary of the Company and the mineral exploration business of Infinity is now the primary business of the Company, and the stockholders of Infinity immediately prior to the consummation of the Share Exchange Agreement now hold approximately 99.6% of the shares of common stock of the Company.

NOTE 4 – MAROWIJNE RIVER – MINERAL RIGHTS PARTNERSHIP AGREEMENT

On May 30, 2012 Infinity Resources, Inc. (“Infinity”) entered in to a Mineral Rights Partnership Agreement with Surmi Company N.V. (“Surmi”) to acquire the exclusive right and option to an undivided 100% of the right, title and interest in and the property located in the district of Sipaliwini, along the left bank of Marowijine River in the Brokopondo mining district of Suriname, South America, under the following payment terms;

(a)	Infinity, or its permitted assigns, incurring exploration expenditures on the Claims of a minimum of $100,000 on or before December 31, 2012 ( first payment extended to June 1, 2013); and
(b)	Infinity, or its permitted assigns, incurring exploration expenditures on the Claims of a further $125,000 on or before December 31, 2013; and
(c)	Infinity, or its permitted assigns, incurring exploration expenditures on the Claims of a further $125,000 on or before December 31, 2014.
(d)
Infinity further agrees to pay Surmi, commencing January 1, 2013 (first payment extended to June 1, 2013), the sum of $25,000 per annum for so long as Infinity, or its permitted assigns, holds any interest in the Claims.

NOTE 5 – DUE TO RELATED PARTY

The Company has received $50,002 as a loan from two shareholders of the Company. The loans ($48,092 and $1,910) are unsecured, payable on demand and bear no interest.

NOTE 6 – LOANS PAYABLE

On November 1, 2012, former officers of the Company forgave all debts owing to them by the Company for all advances/shareholders loans totalling $36,896.  All these sums are reflected as a credit to additional-paid-in-capital.

NOTE 7 – CAPITAL STOCK

On April 27, 2012 Infinity issued 90,000,000 common shares at a price less than par which resulted in reduction in retained earnings by $89,910..

On September 12, 2012, the Company entered into a Share Exchange Agreement (the ‘Share Exchange Agreement”) with selling stockholders named in the prospectus, pursuant to which the Company offered and sold an aggregate of 90,000,000 shares of common stock to all the stockholders of Infinity Resources, Inc., a Nevada corporation (“Infinity”).  As a result of the Reverse Merger with Infinity Resources Inc., Tap Resources, Inc. carried forward 280,920 commons shares, valued at $156,105 in net liabilities assumed of Tap Resources, Inc. prior to September 12, 2012. The net liabilities consisted of $511 in cash, $71,627 in accrued liabilities, $48,092 in related party advances and $36,896 in advances which were subsequently forgiven by the officers (see below).

On November 1, 2012, two third party lenders of the Company forgave all debts owing to them by the Company for all advances totalling $36,896.  All these sums are reflected as a credit to additional-paid-in-capital.

NOTE 8 – INCOME TAXES

For the years ended November 30, 2012, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At November 30, 2012, the Company had approximately $8,560 of federal and state net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2026. The provision for income taxes consisted of the following components for the years ended November 30:

Components of net deferred tax assets, including a valuation allowance, are as follows at November 30:

November 30
2012
Deferred tax assets:
Net operating loss carry forwards	$2,996
Valuation allowance	(2,996)
Total deferred tax assets	$-

The valuation allowance for deferred tax assets as of November 30, 2012 was $2,996. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of November 30, 2012 and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at November 30:

2012

Federal statutory tax rate	(35.0)%
Permanent difference and other	35.0%

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

Management’s Annual Report on Internal Control Over Financial Reporting

As of November 30, 2012 management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal control over financial reporting were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to the lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of November 30, 2012.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, address, age, and position of our present officers and director is set forth below:

Name and Address	Age	Position(s)

Andrew Aird 513 - 580 Raven Woods Drive North Vancouver, BC V7G 2T2	71	President, Treasurer, Chief Financial Officer and Chairman of the Board of Directors.

Ron McIntyre 3675 Dollarton Hwy North Vancouver BC V7G1A1	64	Secretary

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

Family Relations

There are no family relationships among the Directors and Officers of Tap Resources, Inc.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED

STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our common shares as it relates to our named director and executive officers, and each person known to the Company to be the beneficial owner of more than five percent (5%) of said securities, and all of our directors and executive officers as a group:

Name and Position	Shares	Percent	Security

Andrew Aird President and Director	180,000	.002%	Common

Officers and Directors as a Group	180,000	.002%	Common

Richard Alexander	50,000,000	55.5%	Common

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

During the fiscal year ended November 30, 2012 we incurred approximately $3,750 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended November 30, 2012.

During the fiscal year ended November 30, 2012, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

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

TAP RESOURCES, INC.
(fka Fresh Start Private Holdings, Inc.)

Dated: March 14, 2013	By:	/s/ Andrew Aird
Andrew Aird
President, Treasurer, Principal Executive Office
Principal Financial Officer and Director