Form 10-K/A
period 2012-11-30
TAP RESOURCES, INC.
filed 2013-03-26
CIK 1407343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K
(Amendment No. 1)

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TAP RESOURCES, INC

( F.K.A  Fresh Start Private Holdings, Inc.)

(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2012

(Audited)

Office Locations Las Vegas, NV New York, NY Pune, India Beijing, China

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Tap Resources Inc.

We have audited the accompanying balance sheet of Tap Resources Inc. (An Exploration  Stage Company) as of November 30, 2012 and the related statement of operations, stockholder’s deficit, and cash flows from inception (April 27, 2012) to November 30, 2012. Tap Resources Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over the financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tap Resources Inc. (An Exploration Stage Company) as of November 30, 2012 and the result of its operations and its cash flows from inception (April 27, 2012) to November 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith, LLC
Henderson, Nevada
March 13, 2013

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

TAP RESOURCES, INC.
(fka Fresh Start Private Holdings, Inc.)

Dated: March 26, 2013	By:	/s/ Andrew Aird
Andrew Aird
President, Treasurer, Principal Executive Office
Principal Financial Officer and Director