Form 10-Q
period 2013-02-28
TAP RESOURCES, INC.
filed 2013-04-15
CIK 1407343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2013

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 000-53400

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 12, 2013 the registrant had 90,280,920 shares of common stock, $0.001 par value, issued and outstanding.

Financial Statements

TAP RESOURCES, INC

( F.K.A  Fresh Start Private Holdings, Inc.)

(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2013

(Unaudited)

TAP RESOURCES, INC
(F.K.A  Fresh Start Private Holdings, Inc.)
 (An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	February 28, 2013	November 30, 2012
ASSETS

CURRENT ASSETS
Cash	$969	$969

TOTAL CURRENT ASSETS	969	969

TOTAL ASSETS	$969	$969

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$85,282	$78,645
Loan from shareholders (Note 5)	50,002	50,002

TOTAL CURRENT LIABILITIES	135,284	128,647

TOTAL LIABILITIES	135,284	128,647

STOCKHOLDERS’ DEFICIT
Capital stock (Note 7)
Authorized
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
90,280,920 shares of common stock, $0.001 par value	90,281	90,281
Additional paid-in capital	36,896	36,896
Deficit accumulated during the exploration stage	(261,492)	(254,855)

TOTAL STOCKHOLDERS’ DEFICIT	(134,315)	(127,678)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$969	$969

The accompanying notes are an integral part of these financial statements.

TAP RESOURCES, INC
(F.K.A  Fresh Start Private Holdings, Inc.)
 (An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three month period ended	April 27, 2012 (inception) to
	February 28,	February 28,
	2013	2013
GENERAL&ADMINISTRATIVE EXPENSES
Office and general	$-	$19
Filing fees	-	4,139
Transfer agent	137	347
Professional fees	6,500	10,692
NET OPERATING LOSS	6,637	15,197

NET LOSS	$(6,637)	$(15,197)

BASIC LOSS PER COMMON SHARE	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	90,280,920

The accompanying notes are an integral part of these financial statements.

TAP RESOURCES, INC
(F.K.A  Fresh Start Private Holdings, Inc.)
 (An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (APRIL 27, 2012) TO FEBRUARY 28, 2013
(Unaudited)

	Common Stock		Additional	Deficit Accumulated During the
	Number of shares	Amount	Paid-in Capital	Exploration Stage	Total

Shares issued for cash – at $0.001 per share, April 27, 2012	90,000,000	$90,000	$-	$(89,910)	$90

Shares issued for as part of the
share exchange agreement- September 12, 2012, recapitalization	280,920	281	-	(156,385)	(156,104)

Debt forgiveness former officers -
November 1, 2012 (Note 6)	-	-	36,896	-	36,896

Net loss for the period	-	-	-	(8,560)	(8,560)

Balance, November 30, 2012	90,280,920	90,281	36,896	(254,855)	(127,678)

Net loss for the period	-	-	-	(6,637)	(6,637)

Balance, February 28, 2013	90,280,920	$90,281	$36,896	$(261,492)	$(134,315)

The accompanying notes are an integral part of these financial statements.

TAP RESOURCES, INC
(F. K. A  Fresh Start Private Holdings, Inc.)
 (An Exploration Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three month period ended February 28 2013	Inception (April 27, 2012) to February 28, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,637)	$(15,197)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	6,637	13,655
NET CASH USED IN OPERATING ACTIVITIES	-	(1,542)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash assumed from share exchange agreement	-	511
NET CASH PROVIDED BY INVESTING ACTIVITIES	-	511

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	-	90
Related party advances	-	1,910
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	2,000

NET INCREASE (DECREASE) IN CASH	-	969

CASH, BEGINNING	969	-

CASH, ENDING	$969	$969
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITY

Accrued liabilities assumed from share exchange agreement	$-	$(71,627)
Related party loan assumed from share exchange agreement	$-	$(84,988)
Forgiveness of former officers loans	$-	$36,896

The accompanying notes are an integral part of these financial statements.

TAP RESOURCES, INC
(F.K.A Fresh Start Private Holdings, Inc.)
 (An Exploration Stage Company)

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2013
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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $15,197.  As at February 28, 2013, the Company has a working capital deficit of $134,315.  The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company intends to continue to fund its mineral exploration business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended November 30, 2012 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended February 28, 2013 are not necessarily indicative of the results that may be expected for the year ending November 30, 2013.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company's bank accounts are deposited in insured institutions.

Basic Income (Loss) Per Share

The Company computes loss per share in accordance with “ASC-260,” “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As the company does not have any dilutive shares outstanding as on February 28, 2013, the accompanied financial statements present only basic loss per share.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic Income (Loss) Per Share (continued)

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

As at February 28, 2013, the Company had no stock-based compensation plans nor had it granted any stock options.  Accordingly no stock-based compensation has been recorded to date.

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

NOTE 5 – DUE TO RELATED PARTY

The Company has received $50,002 as a loan from two shareholders of the Company up to February 28, 2013. The loans ($48,092 and $1,910) are unsecured, payable on demand and bear no interest.

NOTE 6 – LOANS PAYABLE

On November 1, 2012, two former officers forgave all debts owing to them by the Company for all advances/shareholders loans totalling $36,896.  All these sums are reflected as a credit to additional-paid-in-capital.

NOTE 7 – CAPITAL STOCK

On April 27, 2012 Infinity issued 90,000,000 common shares at a price less than par value which resulted in reduction in retained earnings by $89,910.

On September 12, 2012, the Company entered into a Share Exchange Agreement (the ‘Share Exchange Agreement”) with selling stockholders named in the prospectus, pursuant to which the Company offered and sold an aggregate of 90,000,000 shares of common stock to all the stockholders of Infinity Resources, Inc., a Nevada corporation (“Infinity”).  As a result of the Reverse Merger with Infinity Resources Inc., Tap Resources, Inc. carried forward 280,920 commons shares, valued at $156,105 in net liabilities assumed of Tap Resources, Inc. prior to September 12, 2012. The net liabilities consisted of $511 in cash, $71,627 in accrued liabilities, $48,092 in related party advances and $36,896 in  advances which were  subsequently forgiven by the former officers, (see below).

On November 1, 2012, two third party lenders of the Company forgave all debts owing to them by the Company for all advances totalling $36,896.  All these sums are reflected as a credit to additional-paid-in-capital.

ITEM 2: MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

Tap Resources, Inc. (formerly Fresh Start Private Holdings, Inc.) ("Tap Resources" the "Company," "we," "us")  was incorporated in the State of Nevada on November 1, 2006. On July 31, 2012 the Company changed its name to TAP RESOURCES, INC.  We are an exploration stage company, with a mining exploration project (the “Marowijine Project”) in the Republic of Suriname that has not realized any revenues to date.

On September 12, 2012, the Company entered into a Share Exchange Agreement (the ‘Share Exchange Agreement”) which resulted in a Reverse Takeover with selling stockholders named in the prospectus, pursuant to which the Company offered and sold an aggregate of 90,000,000 shares of common stock to all the stockholders of Infinity Resources, Inc., a Nevada corporation (“Infinity”), incorporated in the State of Nevada, on April 27, 2012. The Company did not generate any revenue during the quarter ended February 28, 2013.

Total expenses in the quarter ended February 28, 2013 were $6,637 as compared to total expenses from inception (April 27, 2012) to February 28, 2013 of $15,197 resulting in an operating loss for the fiscal quarter of $6,637 as compared to an operating loss of $15,197 from inception (April 27, 2012) to February 28, 2013. The operating loss for the period is a result of Office and general expense of nil, Filing fees of nil, Transfer agent expense of $137 and Professional fees in the amount of $6,500 as compared to Office and general expense of $19, Filing fees of $4,139, Transfer agent expense of $347 and Professional fees in the amount of $10,692 from inception (April 27, 2012) to February 28, 2013

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception (April 27, 2012) of $15,197.  As at February 28, 2013, the Company has a working capital deficit of $134,315.  The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. As at the quarter ended February 28, 2013 the Company had $969 of cash.

The Company has received $50,002 as a loan from two shareholders of the Company up to February 28, 2013. The loans ($48,092 and $1,910) are unsecured, payable on demand and bear no interest. On November 1, 2012, two former officers forgave all debts owing to them by the Company for all advances/shareholders loans totalling $36,896.  All these sums are reflected as a credit to additional-paid-in-capital.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues since inception and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on our property. Our only other source of cash at this time is advances from our officer and director and investments by others through loans or sale of our common equity.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations.  The Company intends to continue to fund its mineral exploration business by way of private placements and advances from related parties as may be required.

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

OFF BALANCE SHEET ARRANGEMENTS

There are no off-balance sheet arrangements currently contemplated by management or in place that are reasonably likely to have future effect on the business, financial condition, revenue, or expenses and/or result of operations.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles. As of February 28, 2013 management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, our Principle Executive Officer who also serves as our Principle Financial Officer concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of February 28, 2013 and communicated to our management.

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

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended February 28, 2013 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 4. MINE SAFETY DISCLOSURE

N/A

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

TAP RESOURCES, INC. (formerly FRESH START PRIVATE HOLDINGS, INC.)

April 12, 2013	By:	/s/ ANDREW AIRD
Andrew Aird
President, Secretary Treasurer,
Principal Executive Officer,