Form 10-Q
period 2013-05-31
TAP RESOURCES, INC.
filed 2013-07-15
CIK 1407343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2013

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 15, 2013 the registrant had 90,280,920 shares of common stock, $0.001 par value, issued and outstanding.

Financial Statements

TAP RESOURCES, INC

( F.K.A Fresh Start Private Holdings, Inc.)

(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2013

(Unaudited)

TAP RESOURCES, INC
(F.K.A Fresh Start Private Holdings, Inc.)
 (An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	May 31, 2013	November 30, 2012

ASSETS

CURRENT ASSETS
Cash	$969	$969

TOTAL CURRENT ASSETS	969	969

TOTAL ASSETS	$969	$969

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$94,211	$78,645
Advance from related party (Note 5)	50,002	50,002

TOTAL CURRENT LIABILITIES	144,213	128,647

TOTAL LIABILITIES	144,213	128,647

STOCKHOLDERS’ DEFICIT
Capital stock (Note 7)
Authorized
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
90,280,920 shares of common stock, $0.001 par value	90,281	90,281
Additional paid-in capital	36,896	36,896
Deficit accumulated during the exploration stage	(270,421)	(254,855)

TOTAL STOCKHOLDERS’ DEFICIT	(143,244)	(127,678)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$969	$969

The accompanying notes are an integral part of these consolidated financial statements.

TAP RESOURCES, INC
(F.K.A Fresh Start Private Holdings, Inc.)
 (An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended May 31, 2013	From inception (April 27, 2012) to May 31, 2012	Six Months Ended May 31, 2013	From inception (April 27, 2012) to May 31, 2012	From inception (April 27, 2012) to May 31, 2013

GENERAL & ADMINISTRATIVE EXPENSES
Office and general	$-	$19	$-	$19	$19
Filing fees	1,781	1,500	1,781	1,500	5,920
Transfer agent	398	-	535	-	744
Professional fees	6,750	-	13,250	-	17,442

NET OPERATING LOSS	$8,929	$1,519	$15,566	$1,519	$24,126

NET LOSS	$(8,929)	$(1,519)	$(15,566)	$(1,519)	$(24,126)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC	90,280,920	90,000,000	90,280,920	90,000,000

The accompanying notes are an integral part of these consolidated financial statements.

TAP RESOURCES, INC
(F.K.A Fresh Start Private Holdings, Inc.)
 (An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (APRIL 27, 2012) TO MAY 31, 2013
(Unaudited)

	Common Stock		Additional	Deficit Accumulated During the
	Number of shares	Amount	Paid-in Capital	Exploration Stage	Total

Shares issued for cash - at $0.000 per share, April 27, 2012	90,000,000	$90,000	$-	$(89,910)	$90

Shares issued for as part of the share exchange agreement - September 12, 2012, recapitalization	280,920	281	-	(156,385)	(156,104)

Debt forgiveness former officers - November 1, 2012 (Note 6)	-	-	36,896	-	36,896

Net loss for the period	-	-	-	(8,560)	(8,560)

Balance, November 30, 2012	90,280,920	90,281	36,896	(254,855)	(127,678)

Net loss for the period	-	-	-	(15,566)	(15,566)

Balance, May 31, 2013	90,280,920	$90,281	$36,896	$(270,421)	$(143,244)

The accompanying notes are an integral part of these consolidated financial statements.

TAP RESOURCES, INC
(F.K.A Fresh Start Private Holdings, Inc.)
 (An Exploration Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six month period ended May 31, 2013	Inception (April 27,2012) to May 31, 2012	Inception (April 27, 2012) to May 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,566)	$(1,519)	$(24,126)

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	15,566	1,500	22,584
NET CASH USED IN OPERATING ACTIVITIES	-	(19)	(1,542)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash assumed from share exchange agreement	-	-	511
NET CASH PROVIDED BY INVESTING ACTIVITIES	-	-	511

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	-	90	90
Related party advances	-	1,910	1,910
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	2,000	2,000

NET INCREASEIN CASH	-	1,981	969

CASH, BEGINNING	969	-	-

CASH, ENDING	$969	$1,981	$969

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITY

Accrued liabilities assumed from share exchange agreement	$-	$-	$(71,627)
Related party loan assumed from share exchange agreement	$-	$-	$(84,988)
Forgiveness of former officers loans	$-	$-	$36,896

The accompanying notes are an integral part of these consolidated financial statements.

TAP RESOURCES, INC
(F.K.A Fresh Start Private Holdings, Inc.)
 (An Exploration Stage Company)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
MAY 31, 2013
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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $24,126. As at May 31, 2013, the Company has a working capital deficit of $143,244. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its mineral exploration business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended November 30, 2012 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended May 31, 2013 are not necessarily indicative of the results that may be expected for the year ending November 30, 2013.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company's bank accounts are deposited in insured institutions.

Basic Income (Loss) Per Share

The Company computes loss per share in accordance with “ASC-260,” “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As the company does not have any dilutive shares outstanding as on May 31, 2013, the accompanied financial statements present only basic loss per share.

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

As at May 31, 2013, the Company had no stock-based compensation plans nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

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

NOTE 4 – MAROWIJNE RIVER – MINERAL RIGHTS PARTNERSHIP AGREEMENT

On May 30, 2012 Infinity Resources, Inc. (“Infinity”) entered into a Mineral Rights Partnership Agreement with Surmi Company N.V. (“Surmi”) to acquire the exclusive right and option to an undivided 100% of the right, title and interest in and the property located in the district of Sipaliwini, along the left bank of Marowijine River in the Brokopondo mining district of Suriname, South America, under the following payment terms;

(a)
Infinity, or its permitted assigns, incurring exploration expenditures on the Claims of a minimum of $100,000 on or before December 31, 2013 ( first payment extended from March 31, 2013 to June 1, 2013 and to December 31, 2013); and

(b)	Infinity, or its permitted assigns, incurring exploration expenditures on the Claims of a further $125,000 on or before December 31, 2013; and
(c)	Infinity, or its permitted assigns, incurring exploration expenditures on the Claims of a further $125,000 on or before December 31, 2014.
(d)
Infinity further agrees to pay Surmi, commencing January 1, 2013 (first payment extended to  December 31, 2013), the sum of $25,000 per annum for so long as Infinity, or its permitted assigns, holds any interest in the Claims.

NOTE 5 – ADVANCES FROM RELATED PARTY

The Company has received $50,002 as a loan from two shareholders of the Company as of May 31, 2013. The loans ($48,092 and $1,910) are unsecured, payable on demand and bear no interest.

NOTE 6 – LOANS PAYABLE

On November 1, 2012, two former officers forgave all debts owing to them by the Company for all advances/shareholder loans totalling $36,896. All these sums are reflected as a credit to additional-paid-in-capital.

NOTE 7 – CAPITAL STOCK

On April 27, 2012 Infinity issued 90,000,000 common shares at a price less than par value which resulted in reduction in retained earnings by $89,910.

On September 12, 2012, the Company entered into a Share Exchange Agreement (the ‘Share Exchange Agreement”) with selling stockholders named in the prospectus, pursuant to which the Company offered and sold an aggregate of 90,000,000 shares of common stock to all the stockholders of Infinity Resources, Inc., a Nevada corporation (“Infinity”). As a result of the Reverse Merger with Infinity Resources Inc., Tap Resources, Inc. carried forward 280,920 commons shares, valued at $156,105 in net liabilities assumed of Tap Resources, Inc. prior to September 12, 2012. The net liabilities consisted of $511 in cash, $71,628 in accrued liabilities, $48,092 in related party advances and $36,896 in advances which were subsequently forgiven by the former officers, (see below).

On November 1, 2012, two third party lenders of the Company forgave all debts owing to them by the Company for all advances totalling $36,896. All these sums are reflected as a credit to additional-paid-in-capital.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

On September 12, 2012, the Company entered into a Share Exchange Agreement (the ‘Share Exchange Agreement”) which resulted in a Reverse Takeover with selling stockholders named in the prospectus, pursuant to which the Company offered and sold an aggregate of 90,000,000 shares of common stock to all the stockholders of Infinity Resources, Inc., a Nevada corporation (“Infinity”), incorporated in the State of Nevada, on April 27, 2012. The Company did not generate any revenue during the quarter ended May 31, 2013.

Results of Operations

Total expenses in the three month period ended May 31, 2013 were $8,929 as compared to total expenses from inception (April 27, 2012) to May 31, 2012 of $1,519 resulting in an operating loss for the fiscal quarter of $8,929 as compared to an operating loss of $1,519 from inception to May 31, 2012. The increase in operating loss for the period is a result of Office and general expense of $nil, Filing fees of $1,781, Transfer agent expense of $398 and Professional fees in the amount of $6,750 as compared to Office and general expense of $19, Filing fees of $1,500, Transfer agent expense of $nil and Professional fees in the amount of $nil from inception to May 31, 2012.

Total expenses in the six month period ended May 31, 2013 were $15,566 as compared to total expenses from inception (April 27, 2012) to May 31, 2012 of $1,519 resulting in an operating loss for the six months ended May 31, 2013 of $15,566 as compared to an operating loss of $1,519 from inception to May 31, 2012. The increase in operating loss for the period is a result of Office and general expense of nil, Filing fees of $1,781, Transfer agent expense of $535 and Professional fees in the amount of $13,250 as compared to Office and general expense of $19, Filing fees of $1,500, Transfer agent expense of $nil and Professional fees in the amount of $nil from inception to May 31, 2012.

Liquidity and Capital Resources

As of May 31, 2013, the Company had $969 in cash, accounts payable and accrued liabilities of $94,211 and advances from related party of $50,002. To date the Company has generated no revenues from its business operations and has incurred operating losses since inception (April 27, 2012) of $24,126. As at May 31, 2013, the Company has a working capital deficit of $143,244. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses.

The Company has received $50,002 as a loan from two shareholders of the Company. The loans ($48,092 and $1,910) are unsecured, payable on demand and bear no interest. On November 1, 2012, two former officers forgave all debts owing to them by the Company for all advances/shareholder loans totalling $36,896. All these sums are reflected as a credit to additional-paid-in-capital.

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

ITEM 4. CONTROLS AND PROCEDURES

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles. As of May 31, 2013 management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, our Principle Executive Officer who also serves as our Principle Financial Officer concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of May 31, 2013 and communicated to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in material misstatement in its financial statements in future periods.

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

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended May 31, 2013 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

TAP RESOURCES, INC. (formerly FRESH START PRIVATE HOLDINGS, INC.)

July 15, 2013	By:	/s/ ANDREW AIRD
Andrew Aird
President, Secretary Treasurer,
Principal Executive Officer,