Form 10-K/A
period 2012-11-30
TAP RESOURCES, INC.
filed 2013-10-04
CIK 1407343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K
(Amendment No. 2)

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

PART 1

ITEM 1.  BUSINESS

ORGANIZATION WITHIN THE LAST FIVE YEARS

We are an exploration stage originally incorporated as River Exploration, Inc. on November 1, 2006, to engage in the business of natural resource exploration. On June 3, 2009, the Company effected a 45-for-1 forward stock split. On January 28, 2010, the Company changed its name from River Exploration, Inc. to Fresh Start Private Holdings, Inc. On May 13, 2010, the Company effected a 250-for-1 reverse stock split. On July 31, 2012, the Company changes its name to Tap Resources, Inc.

At formation on November 1, 2006, the company planned to explore and potentially develop two mineral claims in the Pretty Girl Claim Group in the Golden Mining Division of British Columbia, Canada, under a mineral property option agreement with Andrew Aird, Tap Resources’s President and sole director, granting the mineral property option to the Company. On June 30, 2009, the Company’s right to exercise its option to acquire the rights to two mineral claims in the Pretty Girl Claim Group expired.

On September 12, 2012, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with selling stockholders named in our Registration Statement on Form S-1 (File No. 333-185102), filed with the SEC on November 21, 2012. pursuant to which the Company offered and sold an aggregate of 90,000,000 shares of common stock to all the stockholders of Infinity Resources, Inc., a Nevada corporation (“Infinity”), on a pro rata basis based upon their respective beneficial ownership interest in Infinity Resources, as consideration for all of the issued and outstanding shares of common stock of Infinity held by all the stockholders of Infinity. The Form S-1 is still in review with the SEC and not yet effective.

As a result of the consummtion of the Share Exchange Agreement (i) Infinity became a wholly-owned subsidiary of the Company, and the mineral exploration business of Infinity is now the primary business of the Company, and (ii) the stockholders of Infinity immediately prior to the consummation of the Share Exchange Agreement now hold approximately 99.6% of the shares of common stock of the Company.

The Company has never been involved in any bankruptcy, receivership or similar proceedings since its incorporation nor has it been involved in any reclassification, merger or consolidation. Since our formation on November 1, 2006, we have always been engaged in the business of natural resource exploration.

IN GENERAL

We are an exploration company organized to enter into the mining industry to explore for commercially viable mineral deposits. We do not have any mineral reserves.

We have not initiated our exploration program or realized any revenues to date. There is no assurance that a commercially viable mineral deposit, or reserve, exists on our claims or can be shown to exist until sufficient and appropriate exploration is done and a comprehensive evaluation of such work concludes economic and legal feasibility. Currently, we do not have sufficient funds to enable us to commence or complete our exploration program. We will require financing to commence and complete our exploration program, as described in the Sections entitled “Description of Business” and “Management’s Discussion and Analysis of our Financial Condition and the Results of our Operations.”

As of the date of this Form 10-K we have spent no funds on research and exploration of the claims. We have completed Phase 1 of our exploration program. We have not completed Phase 2, and we estimate that Phase 2 will cost approximately $210,000 to complete. We have not yet commenced work on Phase 3, which will cost approximately $1,000,000 to complete. We do not presently have the funds necessary to complete Phase 2 or commence Phase 3.

Our intent is to complete Phase 2 and commence Phase 3 of the exploration phase of our business plan based upon the success of this offering and a specific timetable.

Our business office is located at Freonstraat 29, Parimaribo, Republic of Suriname and our telephone number is +597 883-6954 and our fax number is (775) 981-9191. Our United States and registered statutory office is located at 112 North Curry Street, Carson City, Nevada, 89703.

As of the date of this Form 10-K, we have raised $90 through the sale of our common stock. There is $969 of cash on hand in the corporate bank account. The company currently has liabilities of $144,213, represented by expenses accrued during its start-up. In addition, the company anticipates incurring costs associated with this offering totaling approximately $11,208. As of the date of this Form 10-K, we have generated no revenues from our business operations. The following financial information summarizes the more complete historical financial information as indicated on the audited financial statements of the company filed with this Form 10-K.

We have not earned any revenues to date. Our independent auditor has issued an audit opinion which includes a statement raising substantial doubt as to our ability to continue as a going concern. The source of information contained in this discussion is our geology report prepared by Eriaan Wirosono, dated June 2011.

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

ACQUISITION OF RIGHTS TO THE MAROWIJNE PROPERTY

On September 12, 2012, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with selling stockholders named in the Form S-1 (File No. 333-185102), pursuant to which the Company offered and sold an aggregate of 90,000,000 shares of common stock to all the stockholders of Infinity Resources, Inc., a Nevada corporation (“Infinity”), on a pro rata basis based upon their respective beneficial ownership interest in Infinity Resources, as consideration for all of the issued and outstanding shares of common stock of Infinity held by all the stockholders of Infinity.

The Company obtained its rights in the Marowijne Property by way of its wholly-owned subsidiary, Infinity Resources Inc., a Nevada corporation (“Infinity”), which entered into a Mineral Right Partnership Agreement (the “Mineral Right Partnership Agreement”) dated May 30, 2012 by and between Infinity and Surmi Company N.V., a Surniame “naamloze vennootschap” or “public company” (“Surmi Company”), and Infinity. Under the Mineral Right Partnership Agreement, as amended, Surmi Company granted to Infinity, the exclusive right and option (the “Property Option”) to acquire an undivided 100% of the right, title and interest in and to the mineral claim, titled GMD No. 484/10, underlying the Marowijne Property. The holder of the mineral claim, titled GMD No. 484/10, underlying the Marowijne Property, has the right to explore for gold the subject of mineral claim GMD No. 484/10.

In order to have the right to exercise its Property Option, Infinity must incur exploration expenditures of not less than US $225,000 on or before December 31, 2013, not less than $125,000 on or before December 31, 2014. Additionally, Infinity must pay to Surmi Company US $25,000 per annum for so long as Surmi Company holds any interest in the mineral claim underlying the Marowijne Property. If and when Infinity exercises its option, then Infinity must pay a royalty of 10% of net proceeds from mining activity to Surmi Company bi-annually and within 30 days after the end of the second and fourth quarters. As of the date of this Form 10-K, Infinity is in compliance with the terms of the Mineral Right Partnership Agreement.

Mineral claim GMD No. 484/10, underlying the Marowijne Property is in good standing until October 14, 2013. The claim is registered in the name of Surmi Company.

We engaged Dr. Dennis LaPoint, a registered professional geologist, to prepare a preliminary N.I. 43-101 to prepare a geological evaluation report on the Marowijne Property. Dr. LaPointe is a registered Geologist in North Carolina, South Carolina and Tennessee, and he holds a B.Sc in geology from the University of Iowa, a Masters of Science degree from the University of Montana and a PhD in geology from the University of Colorado.

Dr. LaPoint has retained an advisor, Eriaan Wirosono, to oversee on-site exploration of the Marowijne Property. Work completed by Mr. Wirosono to date includes preparing the geological report of a review of geological data from previous exploration within the region around the Marowijne Property. The acquisition of this data involved the research and investigation of historical files to locate and retrieve data information acquired by previous exploration companies in the area of the mineral claims.

We received the geological evaluation report on the Marowijne Property entitled “Marowijne Property Review Report” prepared by Mr. Wirosono on September 11, 2012. The geological report summarizes the results of the history of the exploration of the mineral claims, the regional and local geology of the mineral claims and the mineralization and the geological formations identified as a result of the prior exploration. The geological report also gives conclusions regarding potential mineralization of the mineral claims and recommends a further geological exploration program on the mineral claims. The description of the Marowijne Property provided below is based on Mr. Wirosono’s report.

DESCRIPTION OF PROPERTY

The primary commodity being explored for on the Marowijne Property is gold. Exploration in the past consisted of geological mapping, prospecting, airborne and ground magnetic and electromagnetic surveys and some soil sampling. The quality assurance program associated with the sampling data of the Company is the Canadian “National Instrument 43-101 Standards of Disclosure for Mineral Projects (NI 43-101).”

The concession of the Marowijne Property, located in Suriname, consists of approximately 7,008 hectares located west and adjacent to the Marowijne River, in Surname, and north to the concession of Surgold-Newmont. From Paramaribo, access to the concessions is by truck or bus using the asphalt road all the way towards Moengo City. At this point, an all weathered laterite dirt road better known as the Patamacca road leads south wards all the way to Snesie Kondre. The entrance point however is located at one and a half hour from Moengoe at the Patamacca main road at around 47 kilometers distance.

Figure 1: Marowijne Property claims.

Regional Geology

The Regional geologic map of Suriname (illustrated in figure 2) shows that the concession can mainly be divided into 2 major units, alternating Meta Graywacke with meta-volcanics locally intruded by Muscovite-Biotite Granitoid. DEM image map also indicates a regional belt of mountain range stiking at NNW-SSE throughout the eastern half of the concession area. However this area could not be investigated due to the absence of any road trails and limited time that was available. Regolith to the west in which a walktrail could be followed composed primarily of grayish to slightly reddish soil often overlayed by a layer of pisoliths or laterite nodules. However no outcrops was noticed and recorded during this project.

Figure 2: Regional geology surrounding the Marowijne Property.

Figure 3: DEM in the surrounding area of the Marowijne Property.

Figure 4: Total Magnetic Intensity map by Terraquest.

Figure 4: Location of Marowijne Property in Suriname.

PROPERTY HISTORY

There is no documented prior exploration of the Marowijne Property.

GOLD PANNED CONCENTRATE SAMPLING PROCEDURES

Pan samples in the field at the Marowijne Property were prepared using the following procedure:

1) Collection of a minimum of ½ pale of gravel material to be panned.
2) A small drainage area of running water, 30-40cm depth iwas prepared Selecting a proper site to do panning.
3) Filling up Pan/Bate with the collected gravel without losing any samples
4) Breaking of lumps and washing out mud or clay in the pan under water.
5) Removal of pebbles of rocks and coarse gravel.
6) Allowing the gold and other heavy material to settle regularly by shaking the pan thoroughly from side to side.
7) Removal of excess sand and gravel from pan using circular motion.
8) Visually Examination of remaining heavy minerals and gold content at the end.
9) All recovered heavy minerals and gold particles should be placed into small ziplock bags with its sample number.
10) At each collection site, the sampler assigned a unique number to the sample, records the date, UTM location coordinates, sample type, weight or size, material sampled, size and flow direction of stream, maximum clast size in stream, the presence/absence of quartz vein material, and any other information pertinent to the sample

All information retrieved during pan sampling was recorded in the database illustrated below. From the database, thematic maps in mapinfo can be generated and evaluated.

In total 17 locations were evaluated by means of pan sampling during the recon project. The gold contents were visually inspected and counted and categorized as follow:

a. Nuggets

b. Flakes

c. Specks

d. Flour

From the first pan sampling work only one location indicated the presence of gold, located on the north western part of the concession adjacent to the border line. The rest were barren of which the concentrates were composed mostly of magnetite, staurolite and in lesser amount with quartz and zircon.

Additionally 7 grab, creek sediment samples were also collected while 1 grab sample of quartz float was obtained from the hill side. These samples have been sent to an assay lab located in Paramaribo, Suriname.

Figure 6: Compilation maps showing pan sample location

Blue dots in figure 6 illustrates locations where pan sampling were conducted

PRESENT PROPERTY CONDITION AND PERMITTING REQUIREMENTS

The Marowijne Property has no plant and equipment, infrastructure or other facilities, and there is currently minimum exploration of the Marowijne Property. We have incurred $177,589 in operating costs. We have completed Phase 1 of our exploration program. We have not completed Phase 2, and we estimate that Phase 2 will cost approximately $210,000 to complete. We have not yet commenced work on Phase 3, which will cost approximately $1,000,000 to complete. We do not presently have the funds necessary to complete Phase 2 or commence Phase 3.

There is no source of power on the Marowijne Property that can be utilized. The Marowijne River runs adjacent to the Marowijne Property.

Other than the Company maintaining its good standing under the laws of the Republic of Suriname at a cost of approximately $50 per year, no permits, licenses or approvals are required for us to perform the exploration activities on the Marowijne Property.

CONDITIONS TO RETAIN TITLE TO THE CLAIM

The Marowijne Property claim for exploration is in good standing until October 12, 2013. Republic of Suriname law does not require a yearly maintenance fee be paid to keep the exploration claim in good standing. The Ministry of Natural Resources of the Republic of Suriname has the sole discretion to grant an extension to the term of the Marowijne Property claim for exploration upon application by the Company no less than 30 days before expiration of the claim on October 12, 2013.

To keep the claim, the holder of the claim must have commenced mining operations within three months of the grant of the claim, which operations occurred. Second, the Head of the Geological Mining Service of the Ministry of Natural resources must have received a detailed work program with an ancillary schedule of the operations to be carried out, which work program was so received by the Head of the Geological Mining Service. Third, every three months the holder of the claim must have submitted a written report to the Head of the Geological Mining Service regarding the data and results obtained during or by the operations, which written reports have so been submitted. Fourth, the Head of the Geological Mining Service must have access to the claim site to verify activities of the holder of the claim, which access has so been provided.

The claim does not grant the right to commercially develop, remove, sell and otherwise control production of any mineralized material. Conditions are to commercially develop and sell mineralized material, including gold from the Marowijne Property, are determined on a discretionary basis by the Ministry of Natural Resources of the Republic of Suriname.

COMPETITIVE CONDITIONS

The mineral exploration business is an extremely competitive industry. We are competing with many other exploration companies looking for minerals. We are a very early stage mineral exploration company and a very small participant in the mineral exploration business. Being a junior mineral exploration company, we compete with other companies like ours for financing and joint venture partners. Additionally, we compete for resources such as professional geologists, camp staff, helicopters and mineral exploration supplies.

GOVERNMENT APPROVALS AND RECOMMENDATIONS

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the Republic of Surinam generally.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

We currently have no costs to comply with environmental laws concerning our exploration program. We will also have to sustain the cost of reclamation and environmental remediation for all work undertaken which causes sufficient surface disturbance to necessitate reclamation work. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to a natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused, i.e. refilling trenches after sampling or cleaning up fuel spills. Our initial programs do not require any reclamation or remediation other than minor clean up and removal of supplies because of minimal disturbance to the ground. The amount of these costs is not known at this time as we do not know the extent of the exploration program we will undertake, beyond completion of the recommended three phases described above. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on our earnings or competitive position in the event a potentially economic deposit is discovered.

EMPLOYEES

We currently have no employees other than our directors. We intend to retain the services of geologists, prospectors and consultants on a contract basis to conduct the exploration programs on our mineral claims and to assist with regulatory compliance and preparation of financial statements.

OUR EXECUTIVE OFFICES

Our executive offices are located at Freonstraat 29, Parimaribo, Republic of Suriname.

LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s mineral claim is not the subject of any pending legal proceedings.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

We have unresolved comments from the staff (the “Staff”) of the Securities and Exchange Commission pursuant to a letter from the Staff to us, dated November 28, 2012, with respect to our Registration Statement on Form S-1. The letter stated that the Staff was not going to review the Form S-1 until the Company filed financial statements accounting for our acquisition of Infinity Resources Inc. as a reverse capitalization.

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

None.

PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

MISSION TO QUOTATION ON THE OTC BULLETIN BOARD

Our common stock is quoted on the OTC Bulletin Board under the symbol “TAPP.”

The following table sets forth, for the periods indicated, the high and low closing bid prices of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Closing Bid Prices (1)
	High	Low

Three Months Ended August 31, 2013	$0.51	0.51
Three Months Ended May 31, 2013	$0.51	$0.51
Three Months Ended February 28, 2013	$0.51	$0.51
Three Months Ended November 30, 2012	$0.51	$0.51
Three Months Ended August 31, 2012	$0.51	$0.51
Three Months Ended May 31, 2012	$2.50	$2.50
Three Months Ended February 28, 2012	$2.50	$2.50
Three Months Ended November 30, 2011	$2.50	$2.50
Three Months Ended August 31, 2011	$2.50	$2.50
Three Months Ended May 31, 2011	$5.00	5.00
Three Months Ended February 28, 2011	$5.00	5.00
___________________
(1)	The above table sets forth the range of high and low closing bid prices per share of our common stock as reported on the OTCBB for the periods indicated.

Our transfer agent is Signature Stock Transfer, 2632 Coachlight Court, Plano, Texas 75093, telephone number  (972) 612-4120.

HOLDERS

As of the date of this Form 10-K the Company had 90,280,920 shares of our common stock issued and outstanding held by 43 holders of record.

The selling stockholders are offering hereby up to 40,000,000 shares of common stock at a price of $0.05 per share.

DIVIDEND POLICY

We have not declared or paid dividends on our common stock since our formation, and we do not anticipate paying dividends in the foreseeable future. Declaration or payment of dividends, if any, in the future, will be at the discretion of our Board of Directors and will depend on our then current financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors. There are no contractual restrictions on our ability to declare or pay dividends.

SECURITIES AUTHORIZED UNDER EQUITY COMPENSATION PLANS

We have no equity compensation or stock option plans. We may in the future adopt a stock option plan as our mineral exploration activities progress.

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

PLAN OF OPERATION

Our plan of operation for the twelve months following the date of this Form 10-K is to carry on with phase 2 of the exploration program on our concession.  In addition to the $146,007 that has been spent on the first two phases of the exploration program as outlined below, we anticipate spending an additional $16,000 on general and administration expenses including fees payable in connection with the filing of our registration statement and complying with reporting obligations, and general administrative costs.  Total expenditures over the next 12 months are therefore expected to be approximately $49,569.  If we experience a shortage of funds prior to funding we may utilize funds from our directors, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

Phase One - Started January 2012, Our Plan of Operation was to hire a registered geologist, We found and hired Dr. Dennis LaPoint. Under Dr. LaPoint we began a preliminary N.I. 43-101 report. It was determined that we would need a Aeromagnetic Gradient, Radiometric & Optional XDS VLF-EM survey. Also we would need a Ground crew to scout and survey the concession, We hired Si-Omega, A Suriname based contracting company that has a positive track record with other exploration companys in Suriname such as Newmont mining.

Phase Two - Started in February of 2012, Terra Quest Ltd (a Canadian Geophysical exploration company) was hired to complete the Aeromagnetic Gradient, Radiometric & Optional XDS VLF-EM survey. Terra Quest Ltd had completed the survey July 11, 2012 and submitted the report “Operation Report for SURMI N.V.” and related maps by September 15, 2012. Based on the survy Dr. LaPoint directed Si-Omega to visit the property and begin preliminary exploration on the west side of the concession. In February of 2013 Dr. LaPoint directed Si-Omega and crews to begin preliminary exploration on the east side of concession. To date Phase 1-2 have cost approximately $146,007 in exploration costs.

The next goals in Phase 2 will be to find a reasonable drill target, Those decisions will be made by a qualified geologist. We estimate spending an additional $210,000 to complete Phase 2.

Phase 3 of our plan of operation will be to diamond drill test on the Marowijne Property.  We expect this phase to cost approximately $1,000,000.

The above costs are management’s estimates based upon the recommendations of the professional geologist’s report and the actual project costs may exceed our estimates.

We will require additional funding to proceed with Phase 2 and Phase 3 work on the concession. We have no current plans on how to raise the additional funding. We cannot provide any assurance that we will be able to raise sufficient funds to proceed with any work after the first two phases of the exploration program.

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

Mineral property exploration costs are expensed as incurred. Mineral property explorations costs include but not limited to, geophysical surveys, soil sampling, trenching, geologist costs, drilling and assaying of core samples.

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

Officer and Director Background:

Andrew Aird, President, CEO, Director, Treasurer

Mr. Aird has served as our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director since November 8, 2006. Mr. Aird also served our as Secretary from November 8, 2006 until March 25, 2009. Mr. Aird is a Chartered Accountant (FCA) with a 30-year career in the printing industry, culminating as Director of Finance (International) of Canada's largest multinational business forms company. Since January 2008, Mr. Aird has been self-employed as an accountant with Sherobee Management Ltd. Mr. Aird’s desire to found our company and his background as an accounting professional led to our conclusion that Mr. Aird should be serving as a member of our board of directors in light of our business and structure.

Mr. Aird is not a director of any other reporting company.

Ron McIntyre, Secretary

Mr. McIntyre has served as our Secretary since March 25, 2009. Mr. McIntyre has management experience with technology companies and start-ups in the United States and Canada. Concurrently herewith, Mr. McIntyre also serves as the President, Secretary and Director of Kaleidoscope Venture Capital, Inc., a publicly-owned Nevada corporation, and the performance of such duties was Mr. McIntyre’s principal occupation and employment between 2008 and March 25, 2009 Since August 2009, Mr McIntyre has been self employed as an independent consultant providing business planning consultation to small companies.

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

Mr. McIntyre’s background in management and sales led to our conclusion that Mr. McIntyre should be serving as a member of our board of directors in light of our business and structure.

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

ITEM 15.  EXHIBITS

Exhibit	Description

2.1	Share Exchange Agreement dated September 12, 2012, by and between the Company and all the stockholders of Infinity Resources, Inc. (2)
3.1.1	Articles of Incorporation of Registrant (1)
3.1.2	Certificate of Change effecting 45-for-1 forward stock split (2)
3.1.3	Certificate of Amendment increasing authorized shares of common stock to 200,000,000 (2)
3.1.4	Certificate of Amendment changing name to Fresh Start Private Holdings, Inc. (2)
3.1.5	Certificate of Change effecting 250-for-1 reverse stock split (2)
3.1.6	Certificate of Amendment changing name to Tap Resources, Inc. (2)
3.2.1	Bylaws of the Registrant (1)
10.1	Mineral Rights Partnership Agreement dated May 30, 2012, by and between Infinity Resources Inc. (formerly named “Bravo Resources Inc.”) and Surmi Company N.V. (2)
10.2	Mineral Rights Partnership Agreement – Extension dated March 31, 2013, by and between Infinity Resources Inc. (formerly named “Bravo Resources Inc.”) and Surmi Company N.V. (3)
10.3	Mineral Rights Partnership Agreement - Extension dated June 1, 2013, by and between Infinity Resources Inc. (formerly named “Bravo Resources Inc.”) and Surmi Company N.V. (3)
21	Subsidiaries of the Registrant
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer **
101.INS ***	XBRL Instance Document
101.SCH ***	XBRL Taxonomy Extension Schema Document
101.CAL ***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF ***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB ***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE ***	XBRL Taxonomy Extension Presentation Linkbase Document
__________________
(1)  Incorporated by reference to the Registrant’s Form SB-2 (File No. 333-145979), filed with the Commission on September 21, 2007.

(2)  Incorporated by reference to the Registrant’s Form S-1 (File No. 333-185102), filed with the Commission on November 21, 2012.

(3)  Incorporated by reference to the Registrant’s Amendment No. 1 to Form S-1 (File No. 333-185102), filed with the Commission on July 29, 2013.

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

TAP RESOURCES, INC.
(fka Fresh Start Private Holdings, Inc.)

Dated: October 4, 2013	By:	/s/ Andrew Aird
Andrew Aird
President, Treasurer, Principal Executive Office
Principal Financial Officer and Director

EXHIBIT LIST

Exhibit	Description

2.1	Share Exchange Agreement dated September 12, 2012, by and between the Company and all the stockholders of Infinity Resources, Inc. (2)
3.1.1	Articles of Incorporation of Registrant (1)
3.1.2	Certificate of Change effecting 45-for-1 forward stock split (2)
3.1.3	Certificate of Amendment increasing authorized shares of common stock to 200,000,000 (2)
3.1.4	Certificate of Amendment changing name to Fresh Start Private Holdings, Inc. (2)
3.1.5	Certificate of Change effecting 250-for-1 reverse stock split (2)
3.1.6	Certificate of Amendment changing name to Tap Resources, Inc. (2)
3.2.1	Bylaws of the Registrant (1)
10.1	Mineral Rights Partnership Agreement dated May 30, 2012, by and between Infinity Resources Inc. (formerly named “Bravo Resources Inc.”) and Surmi Company N.V. (2)
10.2	Mineral Rights Partnership Agreement – Extension dated March 31, 2013, by and between Infinity Resources Inc. (formerly named “Bravo Resources Inc.”) and Surmi Company N.V. (3)
10.3	Mineral Rights Partnership Agreement - Extension dated June 1, 2013, by and between Infinity Resources Inc. (formerly named “Bravo Resources Inc.”) and Surmi Company N.V. (3)
21	Subsidiaries of the Registrant
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer **
101.INS ***	XBRL Instance Document
101.SCH ***	XBRL Taxonomy Extension Schema Document
101.CAL ***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF ***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB ***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE ***	XBRL Taxonomy Extension Presentation Linkbase Document
__________________
(1)  Incorporated by reference to the Registrant’s Form SB-2 (File No. 333-145979), filed with the Commission on September 21, 2007.

(2)  Incorporated by reference to the Registrant’s Form S-1 (File No. 333-185102), filed with the Commission on November 21, 2012.

(3)  Incorporated by reference to the Registrant’s Amendment No. 1 to Form S-1 (File No. 333-185102), filed with the Commission on July 29, 2013.

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