Form 10-K
period 2013-11-30
TAP RESOURCES, INC.
filed 2014-03-06
CIK 1407343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: November 30, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 000-53400

TAP RESOURCES, INC.
(Formerly Fresh Start Private Holdings, Inc.)
 (Exact name of registrant as specified in its charter)

Nevada	20-588600
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

112 North Curry Street Carson City, Nevada	89703
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (775) 321-8267

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☒   No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: As of May 31, 2013, the aggregate value of voting and non-voting common equity held by non-affiliates was approximately $20,451,692.

At February 25, 2014, and at November 30, 2013, the end of the Registrants most recently completed fiscal year, there were 90,280,920 shares of the Registrants common stock, par value $0.001 per share, outstanding.

 FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Tap Resources, Inc., a Nevada corporation, contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the volatility of minerals prices, the possibility that exploration efforts will not yield economically recoverable quantities of minerals, accidents and other risks associated with mineral exploration and development operations, the risk that the Company will encounter unanticipated geological factors, the Company’s need for and ability to obtain additional financing, the possibility that the Company may not be able to secure permitting and other governmental clearances necessary to carry out the Company’s exploration and development plans, the exercise of the approximately 55.4% control of the Company’s voting securities held by Richard Alexander, other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

Our management has included projections and estimates in this Form 10-K, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

All references in this Form 10-K to the “Company”, “Tap Resources”, “we”, “us,” or “our” are to Tap Resources, Inc.

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

On September 12, 2012, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with selling stockholders named in a Registration Statement on Form S-1, as amended (File No. 333-185102), currently in review with the SEC but not yet effective, pursuant to which the Company offered and sold an aggregate of 90,000,000 shares of common stock to all the stockholders of Infinity Resources, Inc., a Nevada corporation (“Infinity”), on a pro rata basis based upon their respective beneficial ownership interest in Infinity Resources, as consideration for all of the issued and outstanding shares of common stock of Infinity held by all the stockholders of Infinity.

As a result of the consummation of the Share Exchange Agreement (i) Infinity became a wholly-owned subsidiary of the Company, and the mineral exploration business of Infinity is now the primary business of the Company, and (ii) the stockholders of Infinity immediately prior to the consummation of the Share Exchange Agreement now hold approximately 99.6% of the shares of common stock of the Company.

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

As of the date of filing of this Form 10-K, we have spent no funds on research and exploration of the claims. We have completed Phase 1 of our exploration program. We have not completed Phase 2, and we estimate that Phase 2 will cost approximately $210,000 to complete. We have not yet commenced work on Phase 3, which will cost approximately $1,000,000 to complete. We do not presently have the funds necessary to complete Phase 2 or commence Phase 3.

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

As of the date of filing of this Form 10-K, we have raised $90 through the sale of our common stock. There is $458 of cash on hand in the corporate bank account. The company currently has liabilities of $166,374, represented by expenses accrued during its start-up. In addition, the company anticipates incurring costs associated with this offering totaling approximately $11,208. As of the date of filing of this Form 10-K, we have generated no revenues from our business operations. The following financial information summarizes the more complete historical financial information as indicated on the audited financial statements of the company filed with filing of this Form 10-K.

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

ACQUISITION OF RIGHTS TO THE MAROWIJNE PROPERTY

On September 12, 2012, the Company entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with selling stockholders named in a Registration Statement on Form S-1, as amended (File No. 333-185102), currently in review with the SEC but not yet effective, pursuant to which the Company offered and sold an aggregate of 90,000,000 shares of common stock to all the stockholders of Infinity Resources, Inc., a Nevada corporation (“Infinity”), on a pro rata basis based upon their respective beneficial ownership interest in Infinity Resources, as consideration for all of the issued and outstanding shares of common stock of Infinity held by all the stockholders of Infinity.

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

In order to have the right to exercise its Property Option, Infinity must incur exploration expenditures of not less than US $225,000 on or before December 31, 2013, not less than $125,000 on or before December 31, 2014. Additionally, Infinity must pay to Surmi Company US $25,000 per annum for so long as Surmi Company holds any interest in the mineral claim underlying the Marowijne Property. If and when Infinity exercises its option, then Infinity must pay a royalty of 10% of net proceeds from mining activity to Surmi Company bi-annually and within 30 days after the end of the second and fourth quarters. As of the date of filing of this Form 10-K, Infinity is in compliance with the terms of the Mineral Right Partnership Agreement.

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

[remainder of page intentionally left blank]

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

[remainder of page intentionally left blank]

Figure 2: Regional geology surrounding the Marowijne Property.

[remainder of page intentionally left blank]

Figure 3: DEM in the surrounding area of the Marowijne Property

 [remainder of page intentionally left blank]

Figure 4: Total Magnetic Intensity map by Terraquest.

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

10)
At each collection site, the sampler assigned a unique number to the sample, records the date, UTM location coordinates, sample type, weight or size, material sampled, size and flow direction of stream, maximum clast size in stream, the presence/absence of quartz vein material, and any other information pertinent to the sample.

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

CONDITIONS TO RETAIN TITLE TO THE CLAIM

The Marowijne Property claim for exploration was in good standing until October 12, 2013, and Surmi Company has applied for an extension to the term of the Marowijne Property claim. Republic of Suriname law does not require a yearly maintenance fee be paid to keep the exploration claim in good standing. The Ministry of Natural Resources of the Republic of Suriname has the sole discretion to grant an extension to the term of the Marowijne Property claim for exploration. The Company believes, based on information from Surmi Company, that in about late March 2013, the extension will be granted for additional term of one year.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have unresolved comments from the staff (the “Staff”) of the Securities and Exchange Commission pursuant to a letter from the Staff to us, dated January 28, 2014, with respect to our Registration Statement on Form S-1, as amended (File No. 333-185102), currently in review with the SEC but not yet effective. The letter contains, with the exception of one comment, comments regarding the financial statements to the Form S-1 until the Company filed financial statements accounting for our acquisition of Infinity Resources Inc. as a reverse capitalization. The comment not related directly to the financial statements of the Company asks whether any agreements, verbal or written, have been made with respect to the sale of the shares being registered in the Form S-1, and to identify who determined the sale price of $0.05 per share and how this price was determined.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

QUOTATION ON THE OTC BULLETIN BOARD AND OTC MARKETS GROUP INC.

Our common stock is quoted on the OTC Bulletin Board and the OTCQX under the symbol “TAPP.”

The following table sets forth, for the periods indicated, the high and low closing bid prices of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Closing Bid Prices (1)
	High	Low

Three Months Ended November 30, 2013	$0.51	$0.51
Three Months Ended August 31, 2013	$0.51	$0.51
Three Months Ended May 31, 2013	$0.51	$0.51
Three Months Ended February 28, 2013	$0.51	$0.51
Three Months Ended November 30, 2013	$0.51	$0.51
Three Months Ended August 31, 2012	$0.51	$0.51
Three Months Ended May 31, 2012	$2.50	$2.50
Three Months Ended February 28, 2012	$2.50	$2.50
Three Months Ended November 30, 2011	$2.50	$2.50
Three Months Ended August 31, 2011	$2.50	$2.50
Three Months Ended May 31, 2011	$5.00	$5.00
Three Months Ended February 28, 2011	$5.00	$5.00
___________________
(1)	The above table sets forth the range of high and low closing bid prices per share of our common stock as reported on the OTCQX for the periods indicated.

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

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Form 10-K, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to the future operating performance of the Company and the products we expect to offer and other statements contained herein regarding matters that are not historical facts, are “forward-looking” statements. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements, because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

PLAN OF OPERATION

Our plan of operation for the twelve months following the date of filing of this Form 10-K is to carry on with phase 2 of the exploration program on our concession. In addition to the $146,007 that has been spent on the first two phases of the exploration program as outlined below, we anticipate spending an additional $16,000 on general and administration expenses including fees payable in connection with the filing of our Registration Statement on Form S-1, as amended (File No. 333-185102), currently in review with the SEC but not yet effective and complying with reporting obligations, and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $49,569. If we experience a shortage of funds prior to funding we may utilize funds from our directors, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

Phase One - Started January 2012, Our Plan of Operation was to retain an independent registered geologist, Dr. Dennis LaPoint. Under Dr. LaPoint we began a preliminary N.I. 43-101 report. Si-Omega, a Suriname-based contracting company was retained for logistics and ground activities and a local geologist and team was used for panning. An Aeromagnetic Gradient and Radiometric survey was recommended to assist in identifying favorable lithologies and structure for gold.

Phase 2 - Started in February of 2012, Terra Quest Ltd. (a Canadian Geophysical exploration company) was hired to complete the Aeromagnetic Gradient and Radiometric. Terra Quest Ltd had completed the survey July 11, 2012 and submitted the report “Operation Report for SURMI N.V.” and related maps by September 15, 2012.

Based on the survey Dr. LaPoint directed Si-Omega to visit the property and begin preliminary exploration on the west side of the concession. In February of 2013 Dr. LaPoint directed Si-Omega and crews to begin preliminary exploration on the east side of concession by boat and walking trails. A local geologist and panner were supplied. This included the scouting of the concession for favorable lithologies for gold and using panning of small drainages to determine the presence of gold.   To date Phase 1 and 2 have been approximately $146,007 in exploration costs.

The Phase 2 work of scouting remains to be completed. A camp will be reestablished near the center of concession and trails will be cut to access creeks for panning to detect gold. An additional 1 to 3 months will be required when funds are in place and timing depends of access in the wet versus dry season. Additional interpretation of geophysical results using 3-D Modeling is also planned.

During Phase 2 we will define targets for trenching and drilling. This is based on cutting lines for auger sampling and collecting samples at a depth of 1-2 meters. A crew will be maintained in a base camp, ATV trails prepared, lines cut and samples collected for assay. The scope depends on the size of areas based on panning and geophysics. Those decisions will be made by a qualified geologist. We estimate spending an additional $210,000 to complete Phase 2. It is estimated that 6 months will be required.

Phase 3 of our plan of operation will be to trench and complete initial diamond drill test on the Marowijne Property. First, auger anomalies for gold are trenched using rented excavator. The trenches are mapped and channel sampled. Based on positive results, diamond core drilling will be conducted on best targets. Depending on the drill price, an initial 1500 to 2000 meters is planned. The samples are placed in core boxes for storage and the logged, cut into two halves and one half is assayed. We expect this phase to cost approximately $1,000,000. Further drilling will be conducted based on positive results for gold.

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

ACCOUNTING AND AUDIT PLAN

We intend to continue to have our Chief Financial Officer prepare our quarterly and annual financial statements and have these financial statements reviewed or audited by our independent auditor. Our independent auditor is expected to charge us approximately $3,250 to review our quarterly financial statements and approximately $5,000 to audit our annual financial statements. In the next twelve months, we anticipate spending approximately $14,750 pay for our accounting and audit requirements.

SEC FILING PLAN

We will be required to file annual and periodic reports subsequent to the effectiveness of this Form S-1. This means that we will file documents with the United States Securities and Exchange Commission.

We expect to incur filing costs of approximately $1,000 per quarter to support our quarterly and annual filings. In the next twelve months, we anticipate spending approximately $5,000 for legal costs in connection with our three quarterly filings, annual filing, and costs associated with filing the Registration Statement on Form S-1, as amended (File No. 333-185102), currently in review with the SEC but not yet effective to register certain shares our common stock.

RESULTS OF OPERATIONS FOR THE YEAR ENDED NOVEMBER 30, 2013 AND FROM INCEPTION (APRIL 27, 2012) TO THE YEAR ENDED NOVEMBER 30, 2012.

We have had no operating revenues since our inception on April 27, 2012, through November 30, 2013. Our activities have been financed from the proceeds of share subscriptions.  From our inception (April 27, 2012) to November 30, 2013 we have raised a total of $90 from private offerings of our common stock.

For the year ended November 30, 2013, we incurred 38,238 in operating expenses, consisting of $31,361 in professional fees and $6,877 in office and general expenses.  From inception (April 27, 2012) to the period ended November 30, 2012, we incurred $8,560 in operating expenses, consisting of $4,192 in professional fees and $4,368 in office and general expenses.

We incurred a net loss of $38,238 for year ended November 30, 2013, and a net profit of $28,336 for the period ended November 30, 2012.

The acquisition under the September 12, 2012 Share Exchange Agreement, has been treated as a recapitalization of Tap Resources, Inc., with Infinity Resources, Inc as the accounting acquirer in accordance with the Reverse Merger rules.  As a result of the consummation of the Share Exchange Agreement, Infinity became a wholly-owned subsidiary of the Company and the mineral exploration business of Infinity is now the primary business of the Company. As such the discussion on operations reflects that of the surviving entity for the period from inceptions (April 27, 2012) to November 30, 2013.

Our auditor's report on our November 30, 2013 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay our bills. This doubt exists because we have not generated any revenues and no revenues are anticipated until we secure another mineral claim and begin removing and selling minerals. Our only other source of cash at this time is advances from our officer and director and investment by others through loans or sale of our common equity. Our success or failure will be determined by what we find under the ground. See “November 30, 2013 Audited Financial Statements - Auditors Report.”

As of November 30, 2013, Tap Resources had $458 of cash on hand. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily the working capital required for any planned exploration activities and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.

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

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2013, the Company had $458 in cash.  As of November 30, 2013, the Company had total current liabilities of $166,374, consisting of accounts payable of $106,472 and amounts due a related party of $59,902. The Company requires additional funding to meet its ongoing obligations, to fund anticipated operating losses and to continue its exploration of the Marowijne Property.

The Company has received $59,902 as a loan from two shareholders of the Company. The loans ($57,992 and $1,910) are unsecured, payable on demand and bear no interest. On November 1, 2012, two third party lenders forgave all debts owing to them by the Company for all advances totaling $36,896. All these sums are reflected as an income under statement of operations for the period ended November 30, 2012.

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

GOING CONCERN CONSIDERATION

Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

OFF BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting and are presented in United States Dollars.

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $9,902.  As at November 30, 2013, the Company has a working capital deficit of $165,916.  The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses.  The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company intends to continue to fund its mineral exploration business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company's bank accounts are deposited in insured institutions.

Basic Income (Loss) Per Share

The Company computes loss per share in accordance with “ASC-260,” “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As the company does not have any dilutive shares outstanding as of November 30, 2013, the accompanied financial statements present only basic loss per share.

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

Asset Retirement Obligations

In accordance with accounting standards for asset retirement obligations (ASC 410), the Company records the fair value of a liability for an asset retirement obligation (ARO) when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. No ARO’s associated with legal obligations to retire oil and gas properties have been recognized, as indeterminate settlement dates for the asset retirements prevent estimation of the fair value of the associated ARO. The Company performs periodic reviews of its mineral properties long-lived assets for any changes in facts and circumstances that might require recognition of a retirement obligation.

Fair value of financial instruments

The estimated fair values of financial instruments were determined by management using available market information and appropriate valuation methodologies. The carrying amounts of financial instruments including cash approximate their fair value because of their short maturities.

Stock-based Compensation

The Company accounts for stock-based compensation issued to employees based on FASB accounting standard for Share Based Payment. It requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). It requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of the FASB accounting standard includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. As at November 30, 2013, the Company had no stock-based compensation plans nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

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

TAP RESOURCES, INC.

( F.K.A  Fresh Start Private Holdings, Inc.)

(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2013

(Audited)

Office Locations Las Vegas, NV New York, NY Pune, India Beijing, China

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Tap Resources Inc.

We have audited the accompanying consolidated balance sheets of Tap Resources Inc. (An Exploration  Stage Company) as of November 30, 2013 and 2012, and the related consolidated statements of operations, stockholder’s deficit, and cash flows for the year ended November 30, 2013 and from inception (April 27, 2012) to November 30, 2012. Tap Resources Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over the financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tap Resources Inc. (An Exploration Stage Company) as of November 30, 2013 and 2012 and the result of its operations and its cash flows for the year ended 2013 and from inception (April 27, 2012) to November 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ De Joya Griffith, LLC
Henderson, Nevada
March 3, 2014

De Joya Griffith, LLC ● 2580 Anthem Village Dr. ● Henderson, NV ● 89052
Telephone (702) 563-1600 ● Facsimile (702) 920-8049
www.dejoyagriffith.com

TAP RESOURCES, INC.
(F.K.A  Fresh Start Private Holdings, Inc.)
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Audited)

	November 30, 2013	November 30, 2012

ASSETS

CURRENT ASSETS
Cash	$458	$969

TOTAL CURRENT ASSETS	458	969

TOTAL ASSETS	$458	$969

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$106,472	$78,645
Advance from related party (Note 5)	59,902	50,002

TOTAL CURRENT LIABILITIES	166,374	128,647

TOTAL LIABILITIES	166,374	128,647

STOCKHOLDERS’ DEFICIT
Capital stock (Note 7)
Authorized
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
90,280,920 shares of common stock, $0.001 par value
(90,280,920 – November 30, 2012)	90,281	90,281
Additional paid-in capital	-	-
Deficit accumulated during the exploration stage	(256,197)	(217,959)

TOTAL STOCKHOLDERS’ DEFICIT	(165,916)	(127,678)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$458	$969

The accompanying notes are an integral part of these consolidated financial statements.

TAP RESOURCES, INC.
(F.K.A  Fresh Start Private Holdings, Inc.)
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Audited)

	Year ended November 30, 2013	From inception (April 27, 2012) to November 30, 2012	From inception (April 27, 2012) to November 30, 2013

GENERAL AND ADMINISTRATIVE EXPENSES
Office and general	$6,877	$4,368	$11,245
Professional fees	31,361	4,192	35,553

NET OPERATING EXPENSES	(38,238)	(8,560)	(46,798)

NET OPERATING LOSS	$(38,238)	$(8,560)	$(46,798)

OTHER INCOME
Forgiveness of debt	-	36,896	36,896

TOTAL OTHER INCOME	-	36,896	36,896

NET PROFIT (LOSS)	$(38,238)	$28,336	$(9,902)

BASIC NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING	90,280,920	90,102,270

The accompanying notes are an integral part of these consolidated financial statements.

TAP RESOURCES, INC.
(F.K.A  Fresh Start Private Holdings, Inc.)
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (APRIL 27, 2012) TO NOVEMBER 30, 2013
(Audited)

	Common Stock		Additional	Deficit Accumulated During the
	Number of shares	Amount	Paid-in Capital	Exploration Stage	Total

Shares issued for cash – 90,000,000 at $0.000 per share, April 27, 2012	90,000,000	$90,000	$-	$(89,910)	$90

Shares issued for as part of the share exchange agreement- September 12, 2012, recapitalization	280,920	281	-	(156,385)	(156,104)

Net profit for the period	-	-	-	28,336	28,336

Balance, November 30, 2012	90,280,920	90,281		(217,959)	(127,678)

Net (loss) for the period	-	-	-	(38,238)	(38,238)

Balance, November 30, 2013	90,280,920	$90,281		$(256,197)	$(165,916)

The accompanying notes are an integral part of these consolidated financial statements.

TAP RESOURCES, INC.
(F. K. A  Fresh Start Private Holdings, Inc.)
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS
(Audited)

	Year ended November 30, 2013	Inception (April 27,2012) to November 30, 2012	Inception (April 27, 2012) to November 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net profit (loss)	$(38,238)	$28,336	$(9,902)
Forgiveness of debt	-	(36,896)	(36,896)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	27,827	7,018	34,845
NET CASH USED IN OPERATING ACTIVITIES	(10,411)	(1,542)	(11,953)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash assumed from share exchange agreement	-	511	511
NET CASH PROVIDED BY INVESTING ACTIVITIES	-	511	511

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	-	90	90
Related party advances	9,900	1,910	11,810
NET CASH PROVIDED BY FINANCING ACTIVITIES	9,900	2,000	11,900

NET INCREASE (DECREASE) IN CASH	(511)	969	458

CASH, BEGINNING	969	-	-

CASH, ENDING	$458	$969	$458

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITY

Accrued liabilities assumed from share exchange agreement	$-	$(71,627)	$(71,627)
Related party loan assumed from share exchange agreement	$-	$(48,092)	$(48,092)

The accompanying notes are an integral part of these consolidated financial statements.

TAP RESOURCES, INC.
(F.K.A Fresh Start Private Holdings, Inc.)
(An Exploration Stage Company)

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2013 (Audited)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern
To date the Company has generated no revenues from its business operations and has incurred losses since inception of $9,902. As at November 30, 2013, the Company has a working capital deficit of $165,916. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its mineral exploration business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company's bank accounts are deposited in insured institutions.

Basic Income (Loss) Per Share

The Company computes loss per share in accordance with “ASC-260,” “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As the company does not have any dilutive shares outstanding as of November 30, 2013, the accompanied financial statements present only basic loss per share.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

As of the date of these financial statements, the Company has incurred only property option payments and exploration costs which have been expensed.

To date the Company has not established any proven or probable reserves on its mineral properties.

Asset Retirement Obligations

In accordance with accounting standards for asset retirement obligations (ASC 410), the Company records the fair value of a liability for an asset retirement obligation (ARO) when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. No ARO’s associated with legal obligations to retire oil and gas properties have been recognized, as indeterminate settlement dates for the asset retirements prevent estimation of the fair value of the associated ARO. The Company performs periodic reviews of its mineral properties long-lived assets for any changes in facts and circumstances that might require recognition of a retirement obligation.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based Compensation (continued)

As at November 30, 2013, the Company had no stock-based compensation plans nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

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

(a)	Infinity, or its permitted assigns, incurring exploration expenditures on the Claims of a minimum of $100,000 on or before December 31, 2013 ( first payment extended to December 31, 2013); and
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

(e)
Company is waiting for confirmation documentation from Surmi that the claims have been renewed by the government prior to any further payment(s).  As the Company has not made the payment and pursuant to Section 5.1 of the agreement failure to make such payment shall result in termination of the agreement. The Company expects to receive confirmation by March 2014.

NOTE 5 – ADVANCES FROM RELATED PARTY

The Company has received $59,902 and $50,002 as a loan from shareholders of the Company up to November 30, 2013 and November 30, 2012. The loans at November 30, 2013 and 2012 ($57,992 and $1,910 respectively) are unsecured, payable on demand and bear no interest.

NOTE 6 – LOANS PAYABLE

On November 1, 2012, two third parties forgave all debts owing to them by the Company for all advances loans totalling $36,896.  All these sums were reflected as other income under statement of operations for the period ended November 30, 2012.

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

As a result of the Reverse Merger with Infinity Resources Inc., Tap Resources, Inc. carried forward 280,920 commons shares, valued at $156,105 in net liabilities assumed of Tap Resources, Inc. prior to September 12, 2012. The net liabilities consisted of $511 in cash, $71,627 in accrued liabilities, $48,092 in related party advances and $36,896 in third party advances which were subsequently forgiven by the the third parties (see Note 6).

NOTE 8 – INCOME TAXES

For the years ended November 30, 2013 and 2012, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At November 30, 2013 and 2012, the Company had approximately $46,798 and $8,560 of federal and state net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2026. The provision for income taxes consisted of the following components for the years ended November 30:

Components of net deferred tax assets, including a valuation allowance, are as follows at November 30:

	November 30
	2013	2012
Deferred tax assets:
Net operating loss carry forwards	$16,380	$2,996
Valuation allowance	(16,380)	(2,996)
Total deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of November 30, 2013 and 2012 was $16,380 and $2,996 respectively.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of November 30, 2013 and 2012, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at November 30:

2013 & 2012
Federal statutory tax rate	(35)%
Permanent difference and other	35%

NOTE 9 – PRIOR PERIOD RECLASSIFICATION

During the year ended November 30, 2013, the management of the Company discovered documentation and realized that they should have considered the forgiveness of the loans payable entered into on November 1, 2012 as other income rather than additional paid in capital, as these were third party loan forgiveness. The Company has corrected the error during 2013 and presented the November 30, 2012 balance sheet, statement of operations and cash flow with the correction. There is no need to restate the prior period financial statements because the changes were immaterial to the overall financial statements.

BALANCE SHEET AS OF NOVEMBER 30, 2012	As Originally Filed	Adjustments Increase/(Decrease)	As Restated

ASSETS:
Cash	$969	$-	$969
TOTAL ASSETS	$969	$-	$969

LIABILITIES:
Accounts payable and accrued liabilities	$78,645	$-	$78,645
Advances from related party	50,002	-	50,002

TOTAL LIABILITIES	$128,647	$-	$128,647

STOCK HOLDERS’ DEFICIT:
Common stock	90,281		90,281
Additional paid in capital	36,896	(36,896)	-
Deficit accumulated during development stage	(254,855)	36,896	(217,959)

TOTAL STOCKHOLDERS’ DEFICIT	$(127,678)	$-	$(127,678)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$969	$-	$969

CONSOLIDATED STATEMENT OF OPERATIONS AS OF NOVEMBER 30, 2012	As Originally Filed	Adjustments Increase/(Decrease)	As Restated

GENERAL AND ADMINISTRATIVE EXPENSES
Office and general	$4,368	-	$4,368
Professional fees	4,192	-	4,192

NET OPERATING EXPENSES	(8,560)	-	(8,560)

NET OPERATING LOSS	$(8,560)	-	$(8,560)

OTHER INCOME
Forgiveness of debt	$-	36,896	$36,896

TOTAL OTHER INCOME	-	36,896	36,896

NET PROFIT (LOSS)	$(8,560)	36,896	$28,336

BASIC NET PROFIT (LOSS) PER COMMON SHARE	$(0.00)	$-	$0.00
WEIGHTED AVERAVE NUMBER OF BASIC COMMON SHARES OUTSTANDING	90,102,2700	-	90,102,270

NOTE 9 – PRIOR PERIOD RECLASSIFICATION (continued)

CONSOLIDATED STATEMENT OF CASH FLOWS AS OF NOVEMBER 30, 2012	As Originally Filed	Adjustments Increase/(Decrease)	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES
Net profit (loss)	$(8,560)	$36,896	28,336
Forgiveness of debt	$-	$(36,896)	(36,896)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities
Increase in accounts payable and accrued liabilities	$7,018	$-	7,018
NET CASH USED IN OPERATING ACTIVITIES	$(1,542)	$-	(1,542)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash assumed from share exchange agreement	511		511
NET CASH PROVIDED BY INVESTING ACTIVITIES	$511	$-	511
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	$90	$-	90
Related party advances	$1,910	$-	1,910
NET CASH PROVIDED BY FINANCING ACTIVITIES	$2,000	$-	2,000

NET INCREASE (DECREASE) IN CASH	$969	$-	969
CASH BEGINNING	$-	$-	$-
CASH, ENDING	$969	$-	$969

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for;
Interest	$-	$-	$-
Income taxes	$-	$-	$-

CASH FLOWS FROM INVESTING ACTIVITIES
Accrued liabilities assumed from share exchange agreement	$(71,627)	$-	$(71,627)
Related party loan assumed from share exchange agreement	$(84,988)	$36,896	$(48,092)

ITEM 9A(T). CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

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

Management’s Annual Report on Internal Control Over Financial Reporting

As of November 30, 2013 management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal control over financial reporting were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to the lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of November 30, 2013.

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

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide management report in the Annual Report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, address, age, and position of our present officers and director is set forth below:

Name(1)	Age	Positions and Offices

Andrew Aird	71	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director

Ron McIntyre	64	Secretary

(1)	Unless otherwise noted, the address of each person listed is c/o Tap Resources, Inc., Freonstraat 29, Parimaribo, Republic of Suriname

The directors named above will serve until the next annual meeting of the stockholders or until their respective resignation or removal from office. Thereafter, directors are anticipated to be elected for one-year terms at the annual stockholders’ meeting. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement, of which none currently exists or is contemplated.

Andrew Aird

Mr. Aird has served as our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director since November 8, 2006. Mr. Aird also served our as Secretary from November 8, 2006 until March 25, 2009. Mr. Aird is a Chartered Accountant (FCA) with a 30-year career in the printing industry, culminating as Director of Finance (International) of Canada's largest multinational business forms company. Since January 2008, Mr. Aird has been self-employed as an accountant with Sherobee Management Ltd., which provides accounting services. Mr. Aird’s desire to found our company and his background as an accounting professional led to our conclusion that Mr. Aird should be serving as a member of our board of directors in light of our business and structure.

Ron McIntyre

Mr. McIntyre has served as our Secretary since March 25, 2009. Mr. McIntyre has management experience with technology companies and start-ups in the United States and Canada. Concurrently herewith, Mr. McIntyre also serves as the President, Secretary and Director of Kaleidoscope Venture Capital, Inc., a publicly-owned Nevada corporation, and the performance of such duties was Mr. McIntyre’s principal occupation and employment between 2008 and March 25, 2009, which at the time provided VOIP telephony services. Since August 2009, Mr. McIntyre has been self employed as an independent consultant providing business planning consultation to small companies.

During 13 years with A.B. Dick Co., Mr. McIntyre held positions as Branch Manager and Pacific Zone Manager, and then transferred to California to commence branch sales operations in Sacramento.

For 7 years, Mr. McIntyre worked for NBI, first to start up operations in Sacramento, Vancouver and Victoria, and then stepped up to Western Regional Manager. He joined Consumers Software Inc. in 1989 as Director of Sales & Marketing.

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

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of one member, who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to its sole director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

SIGNIFICANT EMPLOYEES AND CONSULTANTS

Other than our officers and sole director, we currently have no other significant employees.

CONFLICTS OF INTEREST

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our sole director. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company is an early exploration stage company and has only one director, and to date, such director has been performing the functions of such committees. Thus, there is a potential conflict of interest in that our sole director has the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

There are no family relationships among our sole director and Ron McIntyre, one of our two officers who is also not a director. We are not aware of any other conflicts of interest with any of our executive officers or sole director.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

No director, person nominated to become a director, executive officer, promoter or control person of our company has, during the last ten years: (i) been convicted in or is currently subject to a pending a criminal proceeding (excluding traffic violations and other minor offenses); (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking or commodities laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two years prior thereto.

SIGNIFICANT EMPLOYEES

The Company does not, at present, have any employees other than the current officers and director. We have not entered into any employment agreements, as we currently do not have any employees other than the current officers and directors.

FAMILY RELATIONS

There are no family relationships among the directors and officers of Tap Resources, Inc.

AUDIT COMMITTEE AND CONFLICTS OF INTEREST

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board of Directors established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company is an early exploration stage company and has only two directors, and to date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

There are no family relationships among our directors or officers. Other than as described above, we are not aware of any other conflicts of interest with any of our executive officers or directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based on our review of filings made on the SEC website, and the fact of us not receiving certain forms or written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended November 30, 2013, none of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

CODE OF ETHICS

The Company has not adopted a code of ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company has not adopted a code of ethics because it has only commenced operations.

ITEM 11. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our Officers for all services rendered in all capacities to us for the fiscal periods ended November 30, 2013 and 2012.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation($)	All Other Compensation($)	Total ($)

Andrew Aird (1)	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0

Ron McIntyre (2)	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0
_____
(1) Serves as President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director.
(2) Serves as Secretary

None of our directors have received monetary compensation since our formation to the date of filing of this Form 10-K. We currently do not pay any compensation to our directors serving on our board of directors.

STOCK OPTION GRANTS

We have not granted any stock options to the executive officers since our formation. Upon the further development of our business, we will likely grant options to directors and officers consistent with industry standards for junior mineral exploration companies.

EMPLOYMENT AGREEMENTS

The Company is not a party to any employment agreement and has no compensation agreement with any of its officers and directors.

DIRECTOR COMPENSATION

The following table sets forth director compensation as of November 30, 2013:

	Fees			Non-Equity	Nonqualified
	Earned			Incentive	Deferred
	Paid in	Stock	Option	Plan	Compensation	All Other
Name	Cash ($)	Awards ($)	Awards ($)	Compensation ($)	Earnings ($)	Compensation ($)	Total ($)

Andrew Aird (1)	0	0	0	0	0	0	0

(1) Serves as President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED

The following table lists, as of the date of filing of this Form 10-K the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 90,280,920 shares of our common stock issued and outstanding as of November 30, 2013. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

		Number of
	Name and Address	Shares Owned	Percent of
Title of Class	of Beneficial Owner	Beneficially	Class Owned

Common Stock:	Richard Alexander	50,000,000	55.4%

Common Stock:	Mr. Andrew Aird; President, Chief Executive Officer, Chief Financial Officer, Treasurer and	180,000	*
	Director (1)

Common Stock:	Ron McIntyre, Secretary, Treasurer and	-0-	*
	Director (1)

All executive officers and directors as a group		180,000	*

*Less than 1%.
(1)	Unless otherwise noted, the address of each person or entity listed is c/o Tap Resources, Inc., Freonstraat 29, Parimaribo, Republic of Suriname.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Currently, there are no contemplated transactions that the Company may enter into with our officers, directors or affiliates. If any such transactions are contemplated we will file such disclosure in a timely manner with the Commission on the proper form making such transaction available for the public to view.

The Company has no formal written employment agreement or other contracts with our current officers and there is no assurance that the services to be provided by them will be available for any specific length of time in the future. Mr. Aird anticipates devoting at a minimum of ten to fifteen percent of his available time to the Company’s affairs. The amounts of compensation and other terms of any full time employment arrangements would be determined, if and when, such arrangements become necessary.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

For the year ended November 30, 2013 and 2012, the total fees charged to the company for audit services, including quarterly reviews were $17,000 and $13,250 for audit-related services were $0 and $0 and for tax services and other services were $0 and $0, respectively.

ITEM 15. EXHIBITS

(a) The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Exhibit	Description

2.1	Share Exchange Agreement dated September 12, 2012, by and between the Company and all the stockholders of Infinity Resources, Inc. (3)

3.1.1	Articles of Incorporation of Registrant (2)

3.1.2	Certificate of Change effecting 45-for-1 forward stock split (1)

3.1.3	Certificate of Amendment increasing authorized shares of common stock to 200,000,000 (1)

3.1.4	Certificate of Amendment changing name to Fresh Start Private Holdings, Inc. (1)

3.1.5	Certificate of Change effecting 250-for-1 reverse stock split (1)

3.1.6	Certificate of Amendment changing name to Tap Resources, Inc. (1)

3.2.1	Bylaws of the Registrant (2)

21.1	Subsidiaries of Tap Resources, Inc.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference to Registrant’s Form S-1 (File No. 333-185102), filed with the Commission on November 21, 2012.
(2) Incorporated by reference to Registrant’s Amendment No. 2 to Form S-1 (File No. 333-185102), filed with the Commission on October 8, 2013.
(3) Incorporated by reference to Registrant’s Amendment No. 3 to Form S-1 (File No. 333-185102), filed with the Commission on January 16, 2014.

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAP RESOURCES, INC.

Dated: March 6, 2014	By:	/s/ Andrew Aird
	Name:	Andrew Aird
	Title:	President and Treasurer (principal executive officer, principal financial officer and principal accounting officer)

EXHIBIT LIST

Exhibit	Description

2.1	Share Exchange Agreement dated September 12, 2012, by and between the Company and all the stockholders of Infinity Resources, Inc. (3)

3.1.1	Articles of Incorporation of Registrant (2)

3.1.2	Certificate of Change effecting 45-for-1 forward stock split (1)

3.1.3	Certificate of Amendment increasing authorized shares of common stock to 200,000,000 (1)

3.1.4	Certificate of Amendment changing name to Fresh Start Private Holdings, Inc. (1)

3.1.5	Certificate of Change effecting 250-for-1 reverse stock split (1)

3.1.6	Certificate of Amendment changing name to Tap Resources, Inc. (1)

3.2.1	Bylaws of the Registrant (2)

21.1	Subsidiaries of Tap Resources, Inc.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference to Registrant’s Form S-1 (File No. 333-185102), filed with the Commission on November 21, 2012.
(2) Incorporated by reference to Registrant’s Amendment No. 2 to Form S-1 (File No. 333-185102), filed with the Commission on October 8, 2013.
(3) Incorporated by reference to Registrant’s Amendment No. 3 to Form S-1 (File No. 333-185102), filed with the Commission on January 16, 2014.

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.