Form 10-Q
period 2014-02-28
TAP RESOURCES, INC.
filed 2014-04-11
CIK 1407343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2014

or

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

Freonstraat 29
Parimaribo
Republic of Suriname
 (Address of principal executive offices)

+597 883-6954
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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 11, 2014 the registrant had 90,280,920 shares of common stock, $0.001 par value, issued and outstanding.

Financial Statements

TAP RESOURCES, INC

( F.K.A Fresh Start Private Holdings, Inc.)

(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2014

(Unaudited)

TAP RESOURCES, INC
(F.K.A Fresh Start Private Holdings, Inc.)
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	February 28, 2014	November 30, 2013

ASSETS
CURRENT ASSETS
Cash	$458	$458

TOTAL CURRENT ASSETS	458	458

TOTAL ASSETS	$458	$458

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$106,818	$106,472
Advance from related party (Note 5)	65,913	59,902

TOTAL CURRENT LIABILITIES	172,731	166,374

TOTAL LIABILITIES	172,731	166,374

STOCKHOLDERS’ DEFICIT
Capital stock (Note 7)
Authorized
200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
90,280,920 shares of common stock, $0.001 par value
(90,280,920 – November 30, 2013)	90,281	90,281
Deficit accumulated during the exploration stage	(262,554)	(256,197)

TOTAL STOCKHOLDERS’ DEFICIT	(172,273)	(165,916)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$458	$458

The accompanying notes are an integral part of these consolidated financial statements.

TAP RESOURCES, INC
(F.K.A Fresh Start Private Holdings, Inc.)
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended February 28, 2014	Three months ended February 28, 2013	From inception (April 27, 2012) to February 28, 2014

GENERAL AND ADMINISTRATIVE EXPENSES
Office and general	$857	$137	$12,102
Professional fees	5,500	6,500	41,053

NET OPERATING EXPENSES	(6,357)	(6,637)	(53,155)

NET OPERATING LOSS	(6,357)	(6,637)	(53,155)

OTHER INCOME
Forgiveness of debt	-	-	36,896

TOTAL OTHER INCOME	-	-	36,896

NET PROFIT (LOSS)	$(6,357)	$(6,637)	$(16,259)

BASIC NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING	90,280,920	90,280,920

The accompanying notes are an integral part of these consolidated financial statements.

TAP RESOURCES, INC
(F.K.A Fresh Start Private Holdings, Inc.)
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (APRIL 27, 2012) TO FEBRUARY 28, 2014
(Unaudited)

	Common Stock		Deficit Accumulated During the
	Number of shares	Amount	Exploration Stage	Total

Shares issued for cash – 90,000,000 at $0.000 per share, April 27, 2012	90,000,000	$90,000	$(89,910)	$90

Shares issued for as part of the share exchange agreement – September 12, 2012, recapitalization	280,920	281	(156,385)	(156,104)

Net profit for the period	-	-	28,336	28,336

Balance, November 30, 2012	90,280,920	90,281	(217,959)	(127,678)

Net (loss) for the period	-	-	(38,238)	(38,238)

Balance, November 30, 2013	90,280,920	90,281	$(256,197)	$(165,916)

Net (loss) for the period	-	-	(6,357)	(6,357)

Balance, February 28, 2014	90,280,920	$90,281	$(262,554)	$(172,273)

The accompanying notes are an integral part of these consolidated financial statements.

TAP RESOURCES, INC
(F.K.A Fresh Start Private Holdings, Inc.)
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three months ended February 28, 2014	Three months ended February 28, 2013	Inception (April 27, 2012) to February 28, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net profit (loss)	$(6,357)	$(6,637)	$(16,259)
Forgiveness of debt	-	-	(36,896)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	346	6,637	35,191

NET CASH USED IN OPERATING ACTIVITIES	(6,011)	-	(17,964)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash assumed from share exchange agreement	-	-	511

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	-	511

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	-	-	90
Related party advances	6,011	-	17,821

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,011	-	17,911

NET INCREASE (DECREASE) IN CASH	-	-	458

CASH, BEGINNING	458	969	-

CASH, ENDING	$458	$969	$458

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITY

Accrued liabilities assumed from share exchange agreement	$-	$-	$(71,627)
Related party loan assumed from share exchange agreement	$-	$-	$(48,092)

The accompanying notes are an integral part of these consolidated financial statements.

TAP RESOURCES, INC
(F.K.A Fresh Start Private Holdings, Inc.)
(An Exploration Stage Company)

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2014
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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern

To date the Company has generated no revenues from its business operations and has incurred losses since inception of $16,259. As at February 28, 2014, the Company has a working capital deficit of $172,273. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its mineral exploration business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended November 30, 2013 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended February 28, 2014 are not necessarily indicative of the results that may be expected for the year ending November 30, 2014.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company does not have a bank account. The Company's cash and cash equivalents are held in trust.

Basic Income (Loss) Per Share

The Company computes loss per share in accordance with “ASC-260,” “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As the company does not have any dilutive shares outstanding as of February 28, 2014, the accompanied financial statements present only basic loss per share.

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

Stock-based Compensation

The Company accounts for stock-based compensation issued to employees based on FASB accounting standard for Share Based Payment. It requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). It requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of the FASB accounting standard includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. As at February 28, 2014, the Company, had no stock-based compensation plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

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

(e)
Company is waiting for confirmation documentation from Surmi that the claims have been renewed by the government prior to any further payment(s). As the Company has not made the payment and pursuant to Section 5.1 of the agreement failure to make such payment shall result in termination of the agreement. The Company expects to receive confirmation in March 2014.

NOTE 5 – ADVANCES FROM RELATED PARTY

The Company has received $65,913 and $59,902 as loans from a related party up to February 28, 2014 and November 30, 2013. The loans are unsecured, payable on demand and bear no interest.

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

As a result of the Reverse Merger with Infinity Resources Inc., Tap Resources, Inc. carried forward 280,920 commons shares, valued at $156,105 in net liabilities assumed of Tap Resources, Inc. prior to September 12, 2012. The net liabilities consisted of $511 in cash, $71,627 in accrued liabilities, $48,092 in related party advances and $36,896 in third party advances which were subsequently forgiven by the third parties (see Note 6).

NOTE 8 – SUBSEQUENT EVENT

There have been no subsequent events as at the time these Statements were presented.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

On September 12, 2012, the Company entered into a Share Exchange Agreement (the ‘Share Exchange Agreement”) which resulted in a Reverse Takeover with selling stockholders named in the prospectus, pursuant to which the Company offered and sold an aggregate of 90,000,000 shares of common stock to all the stockholders of Infinity Resources, Inc., a Nevada corporation (“Infinity”), incorporated in the State of Nevada, on April 27, 2012. The Company did not generate any revenue during the quarter ended February 28, 2014.

Total expenses in the quarter ended February 28, 2014 were $6,357 as compared to total expenses for the quarter ended to February 28, 2013 of $6,637 resulting in an operating loss for the fiscal quarter of $6,357 as compared to an operating loss of $6,637 for the quarter ended February 28, 2013. The operating loss for the period is a result of Office and general expense of $857 and Professional fees in the amount of $5,500 as compared to Office and general expense of $137 and Professional fees in the amount of $6,500 for the quarter ended February 28, 2013

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception (April 27, 2012) of $16,259. As at February 28, 2014, the Company has a working capital deficit of $172,273. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. As at the quarter ended February 28, 2014 the Company had $458 of cash.

The Company has received $65,913 as a loan from a related party up to February 28, 2014 and $59,902 up to November 30, 2013. The loans are unsecured, payable on demand and bear no interest. On November 1, 2012, two third parties forgave all debts owing to them by the Company for all advances/loans totalling $36,896. All these sums were reflected as other income under statement of operations for the period ended November 30, 2012.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues since inception and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on our property. Our only other source of cash at this time is advances from our officer and director and investments by others through sale of our common equity. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. The Company intends to continue to fund its mineral exploration business by way of private placements and advances from related parties as may be required.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles. As of February 28, 2014 management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, our Principle Executive Officer who also serves as our Principle Financial Officer concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of February 28, 2014 and communicated to our management.

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

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended February 28, 2014 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

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

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE.

N/A

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

101.INS	XBRL Instance Document ***

101.SCH	XBRL Taxonomy Extension Schema Document ***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document ***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document ***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document ***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document ***
______________
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

TAP RESOURCES, INC. (formerly FRESH START PRIVATE HOLDINGS, INC.)

Date: April 11, 2014	By:	/s/ Andrew Aird
Andrew Aird
President, Secretary Treasurer Principal Executive Officer