Form 10-K/A
period 2013-11-30
TAP RESOURCES, INC.
filed 2014-08-12
CIK 1407343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

Amendment No. 1
to
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

Figure 6: Compilation maps showing pan sample location

Blue dots in figure 6 illustrates locations where pan sampling were conducted

PRESENT PROPERTY CONDITION AND PERMITTING REQUIREMENTS

The Marowijne Property has no plant and equipment, infrastructure or other facilities, and there is currently minimum exploration of the Marowijne Property. We have incurred $177,589 in operating costs comprised of Phase 1 exploration expense of $104,128, Phase 2 exploration expense of  $41,136, and travel and administrative expenses of $32,325 and was paid for by a shareholder of the Company. We have completed Phase 1 of our exploration program. We have not completed Phase 2, and we estimate that Phase 2 will cost approximately $210,000 to complete. We have not yet commenced work on Phase 3, which will cost approximately $1,000,000 to complete. We do not presently have the funds necessary to complete Phase 2 or commence Phase 3.

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

The Company has received $59,902 as a loan from two shareholders of the Company. The loans ($57,992 and $1,910) are unsecured, payable on demand and bear no interest. On November 1, 2012, two third party lenders, Mr. Mitchell Ross and Mr. Henning Busch forgave all debts owing to them by the Company for all advances totaling $36,896. All these sums are reflected as an income under statement of operations for the period ended November 30, 2012.

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

We have audited the accompanying consolidated balance sheets of Tap Resources Inc. (An Exploration  Stage Company) as of November 30, 2013 and 2012, and the related consolidated statements of operations, stockholder’s deficit, and cash flows for the year ended November 30, 2013 and from inception (April 27, 2012) to November 30, 2012 and from inception (April 27, 2012) to November 30, 2013. Tap Resources Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tap Resources Inc. (An Exploration Stage Company) as of November 30, 2013 and 2012 and the result of its operations and its cash flows for the year ended 2013 and from inception (April 27, 2012) to November 30, 2012 and from inception (April 27, 2012) to November 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

	November 30,
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

BALANCE SHEET AS OF NOVEMBER 30, 2012	As Originally Filed	Adjustments Increase/(Decrease)	As Restated

ASSETS:
Cash	$969	$-	$969
TOTAL ASSETS	$969	$-	$969

LIABILITIES:
Accounts payable and accrued liabilities	$78,645	$-	$78,645
Advances from related party	50,002	-	50,002

TOTAL LIABILITIES	$128,647	$-	$128,647

STOCK HOLDERS’ DEFICIT:
Common stock	90,281		90,281
Additional paid in capital	36,896	(36,896)	-
Deficit accumulated during development stage	(254,855)	36,896	(217,959)

TOTAL STOCKHOLDERS’ DEFICIT	$(127,678)	$-	$(127,678)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$969	$-	$969

CONSOLIDATED STATEMENT OF OPERATIONS AS OF NOVEMBER 30, 2012	As Originally Filed	Adjustments Increase/(Decrease)	As Restated

GENERAL AND ADMINISTRATIVE EXPENSES
Office and general	$4,368	-	$4,368
Professional fees	4,192	-	4,192

NET OPERATING EXPENSES	(8,560)	-	(8,560)

NET OPERATING LOSS	$(8,560)	-	$(8,560)

OTHER INCOME
Forgiveness of debt	$-	36,896	$36,896

TOTAL OTHER INCOME	-	36,896	36,896

NET PROFIT (LOSS)	$(8,560)	36,896	$28,336

BASIC NET PROFIT (LOSS) PER COMMON SHARE	$(0.00)	$-	$0.00
WEIGHTED AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING	90,102,2700	-	90,102,270

NOTE 9 – PRIOR PERIOD RECLASSIFICATION (continued)

CONSOLIDATED STATEMENT OF CASH FLOWS AS OF NOVEMBER 30, 2012	As Originally Filed	Adjustments Increase/(Decrease)	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES
Net profit (loss)	$(8,560)	$36,896	28,336
Forgiveness of debt	$-	$(36,896)	(36,896)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities
Increase in accounts payable and accrued liabilities	$7,018	$-	7,018
NET CASH USED IN OPERATING ACTIVITIES	$(1,542)	$-	(1,542)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash assumed from share exchange agreement	511		511
NET CASH PROVIDED BY INVESTING ACTIVITIES	$511	$-	511
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	$90	$-	90
Related party advances	$1,910	$-	1,910
NET CASH PROVIDED BY FINANCING ACTIVITIES	$2,000	$-	2,000

NET INCREASE (DECREASE) IN CASH	$969	$-	969
CASH BEGINNING	$-	$-	$-
CASH, ENDING	$969	$-	$969

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for;
Interest	$-	$-	$-
Income taxes	$-	$-	$-

CASH FLOWS FROM INVESTING ACTIVITIES
Accrued liabilities assumed from share exchange agreement	$(71,627)	$-	$(71,627)
Related party loan assumed from share exchange agreement	$(84,988)	$36,896	$(48,092)

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

TAP RESOURCES, INC.

Dated: August 12, 2014	By:	/s/ Andrew Aird
	Name:	Andrew Aird
	Title:	President and Treasurer (principal executive officer, principal financial officer and principal accounting officer)

EXHIBIT LIST

Exhibit	Description

2.1	Share Exchange Agreement dated September 12, 2012, by and between the Company and all the stockholders of Infinity Resources, Inc. (3)

3.1.1	Articles of Incorporation of Registrant (2)

3.1.2	Certificate of Change effecting 45-for-1 forward stock split (1)

3.1.3	Certificate of Amendment increasing authorized shares of common stock to 200,000,000 (1)

3.1.4	Certificate of Amendment changing name to Fresh Start Private Holdings, Inc. (1)

3.1.5	Certificate of Change effecting 250-for-1 reverse stock split (1)

3.1.6	Certificate of Amendment changing name to Tap Resources, Inc. (1)

3.2.1	Bylaws of the Registrant (2)

21.1	Subsidiaries of Tap Resources, Inc.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

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