Form 10-K/A
period 2013-11-30
TAP RESOURCES, INC.
filed 2014-10-07
CIK 1407343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

Amendment No. 2
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

Figure 6: Compilation maps showing pan sample location

Blue dots in figure 6 illustrates locations where pan sampling were conducted

PRESENT PROPERTY CONDITION AND PERMITTING REQUIREMENTS

The Marowijne Property has no plant and equipment, infrastructure or other facilities, and there is currently minimum exploration of the Marowijne Property. A shareholder of the Company incurred $177,589 in operating costs for the property which is comprised of Phase 1 exploration expense of $104,128, Phase 2 exploration expense of  $41,136, and travel and administrative expenses of $32,325 and these expenses were paid for by a shareholder of the Company . We have completed Phase 1 of our exploration program. We have not completed Phase 2, and we estimate that Phase 2 will cost approximately $210,000 to complete. We have not yet commenced work on Phase 3, which will cost approximately $1,000,000 to complete. We do not presently have the funds necessary to complete Phase 2 or commence Phase 3.

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

We have a signed agreement from Surmi N.V. agreeing that the incurrence of $177,589 in operating costs for the property which is comprised of Phase 1 exploration expense of $104,128, Phase 2 exploration expense of $41,136, and travel and administrative expenses of $32,325, satisfies Section 3.1 (a) and (b) of the agreement wherein the Company is required to incur exploration expenditures of $100,000 by December 31, 2012 and incur exploration expenditures of $125,000 by December 31, 2012.

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

ITEM 15. EXHIBITS

(a) The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Exhibit	Description

2.1	Share Exchange Agreement dated September 12, 2012, by and between the Company and all the stockholders of Infinity Resources, Inc. (3)

3.1.1	Articles of Incorporation of Registrant (2)

3.1.2	Certificate of Change effecting 45-for-1 forward stock split (1)

3.1.3	Certificate of Amendment increasing authorized shares of common stock to 200,000,000 (1)

3.1.4	Certificate of Amendment changing name to Fresh Start Private Holdings, Inc. (1)

3.1.5	Certificate of Change effecting 250-for-1 reverse stock split (1)

3.1.6	Certificate of Amendment changing name to Tap Resources, Inc. (1)

3.2.1	Bylaws of the Registrant (2)

10.1	Mineral Rights Partnership Agreement, dated March 1, 2014, by and between Infinity Resources, Inc. and Surmi Company N.V.

21.1	Subsidiaries of Tap Resources, Inc.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

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

TAP RESOURCES, INC.

Dated: October 7, 2014	By:	/s/ Andrew Aird
	Name:	Andrew Aird
	Title:	President and Treasurer (principal executive officer, principal financial officer and principal accounting officer)

EXHIBIT LIST

Exhibit	Description

2.1	Share Exchange Agreement dated September 12, 2012, by and between the Company and all the stockholders of Infinity Resources, Inc. (3)

3.1.1	Articles of Incorporation of Registrant (2)

3.1.2	Certificate of Change effecting 45-for-1 forward stock split (1)

3.1.3	Certificate of Amendment increasing authorized shares of common stock to 200,000,000 (1)

3.1.4	Certificate of Amendment changing name to Fresh Start Private Holdings, Inc. (1)

3.1.5	Certificate of Change effecting 250-for-1 reverse stock split (1)

3.1.6	Certificate of Amendment changing name to Tap Resources, Inc. (1)

3.2.1	Bylaws of the Registrant (2)

10.1	Mineral Rights Partnership Agreement, dated March 1, 2014, by and between Infinity Resources, Inc. and Surmi Company N.V.

21.1	Subsidiaries of Tap Resources, Inc.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

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